Form 10KSB40
period 1999-10-31
NEW YORK FILM WORKS INC
filed 2000-06-15
CIK 739279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

|X|                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal years ended October 31, 1992, 1993, 1994,
                          1995, 1996, 1997, 1998, 1999

                                       OR

|_|                  TRANSITION REPORT PURSUANT TO SECTION
              13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 0-13245

                            NEW YORK FILM WORKS, INC.
                 (Name of small business issuer in its charter)

                     New York                      13-3051895
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

                     928 Broadway, New York, New York 10010
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 475-5700

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                               [Cover page 1 of 2]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $1,337,326

As of June 8, 2000, the aggregate market value of the voting and non-voting common equity, based on the average bid and asked prices of the issuer's voting stock, held by non-affiliates was unavailable due to the fact that there is presently no trading market on price quotations. Exclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

Check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of Securities under a plan confirmed by a court.
Yes |_| No |_| Not Applicable |X| - Securities have not been distributed.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to the ability of the Company to raise money, to conduct operations profitably, to expand its business by the use of technology, technological changes which may intensify competition (such as digital film) and make it possible for customers to directly or through another source, effect the processing proposed to be done by the Company, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                            [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Description of Business.

      New York Film Works, Inc. (the "Company") was incorporated under the laws of the State of New York on November 5, 1980 and commenced operations in April 1981. New York Film Works acquired all of the outstanding shares of Common Stock of Emulsion Stripping, Ltd., an Illinois corporation, on February 8, 1984. Emulsion Stripping, Ltd. changed its name to ES Graphics, Inc. ("ES Graphics") in March 1984. ES Graphics subsequently went out of business. New York Film Works provides a wide array of photo finishing and processing services principally for the professional and commercial photographic market in New York City.

      After pursuing our business and finding results unsuccessful, we filed a Chapter 7 proceeding in the U.S. Bankruptcy Court. On September 3, 1992, our case was converted from a Chapter 7 to Chapter 11 proceeding under which we were a Debtor-in-Possession. We submitted a Plan of Reorganization in order to restructure our pre-petition obligations, which was subsequently approved by the Bankruptcy Court. On August 21, 1996, the U.S. Bankruptcy Court discharged us from our bankruptcy.

      Since the period of our bankruptcy filing, we have failed to file our periodic reports with the Securities and Exchange Commission and. Market makers ceased to make a market for our shares on the National Association of Securities Dealers Inc. Bulletin Board. Because our Company did not file a Form 15 terminating its registration statement under the Securities Exchange Act of 1934, we remained a registrant under the Exchange Act but were seriously delinquent in our SEC reporting obligations. We are filing this Report on Form 10-KSB in an effort to update the SEC reporting requirements in order to fully comply with these. Currently, there is no established public trading market of our Company's shares of Common Stock and there has been none for a period of years. Recently, we underwent internal management restructuring in our Company, in which Stephen M. Cohen, formerly our Commercial Sales and Service Manager and Technician for the Custom Color and Black and White Printing Division, became our General Manager, Secretary, Treasurer and a director; and Michael V. Cohen, Steven M. Cohen's brother, has served several years as our President and continues to serve as such. We are continuing the business of film processing services and are operating a full service photo processing laboratory. We will be taking advantage of the technological and digital advances that have been developed in the film processing industry. Our product line has expanded to include: "Digital C-Prints," Computer Graphic Output Scanning Services, Laser Prints and Video Transfer Services.

      Our principle place of business is located at 928 Broadway, New York, New York 10010 and our telephone number is (212) 475-5700.

General.

      We are providing a variety of photographic processing services for the professional photographic market. We operate a full service color laboratory in New York City.

      We plan to take advantage of the recent technological advances made in the photographic industry, such as the use of digital technologies, the Internet and scanning equipment. These advances have given us an exciting new range of possibilities in the film processing industry and printing. However, this will require additional funding which may only become available from the sale of Common Stock, if that is feasible.

Film Processing and Printing Services.

      Our products and services include: laser/photo realistic digital copies, 35mm & 4x5 computer output from digital data, digital printing from computer files, computer graphics creation, scans in a flash, photo cd and pro CD scanning services, video transfer services, film to VHS video, prints from VHS videos, custom "C" prints, quantity color prints, custom "R" prints, custom black & white printing, professional mini-lab services, professional duping services, plaque framing center, photo restoration & retouching, Kodachrome and E-6 slide film processing and black & white and color contact sheet services.

Sales and Marketing.

      Our Company performs film processing services for professional and commercial photographers, photographic editors of magazines and periodicals, photographic dealers on a wholesale basis, and amateur photographers on a retail basis. Sales for our Company are generated primarily by telephone solicitations, sales visits, referrals, publicity in trade journals, and from participation in trade shows.

Customers.

      For the fiscal years ended October 31, 1999, 1998 and 1997, no one customer accounted for more than 10% of New York Film's total sales. As of October 31, 1999, New York Film's customer base consisted of approximately 20% professional photographers, 10% film dealers, and 20% corporate and commercial accounts, 50% retail professional and quality oriented amateurs. Our customers include: The Central Park Conservancy, NYU University, Kratz and Jensen, Nike and The Museum of Modern Art.

Backlog.

      Since our orders require processing on a short-term basis, the concept of "backlog" is not relevant in our business.

Source of Supplies.

      Our Company obtains chemicals utilized in the processing of film from various unaffiliated industry sources like Kodak, Agfa, Ilford, Pic-Mount, Film-Guard and TDA Trading. There can be no assurance that manufacturing problems, transportation problems, environmental considerations, or other factors may not cause a disruption in the supply of these chemicals or supplies to our

Company in the future. Nevertheless, we are continually seeking out alternate suppliers of chemicals, including distributors which maintain an inventory of chemicals.

Competition.

      There are numerous entities and persons in the continental United States which provide a variety of photo finishing and processing services similar to the ones we provide. Many of our competitors are much larger than our Company and have greater financial resources than we do.

Seasonality.

      The nature of our business is not seasonal.

Government Contracts.

      No material portion of our business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the Government.

Research and Development.

      During the fiscal years ending October 31, 1999, 1998 and 1997, no funds were expended for research and development.

Environmental Regulations.

      We use various chemicals to process and develop film. The use of such chemicals by our Company may be subject to Federal, state and local government environmental regulations. The film processing procedures currently utilized by our Company produce no toxic wastes as a by-product. Bleach used by our Company is recycled after use. There can be no assurance, however, that any chemicals utilized by the Company now or in the future will not be regulated by Federal, state and local authorities, and that such regulations will not adversely affect our Company's business.

Patents.

      No relevant patents currently apply.

Employees.

      As of October 31, 1999, we have employed 13 persons on a full-time basis, including 2 officers, 3 administrative personnel and 8 technicians.

      We consider our relationship with our employees satisfactory. As of the date hereof, none of our Company's employees is a member of a union and we are currently not aware of any attempt or plan to unionize any of our employees.

Item 2.  Description of Property.

      Our Company presently occupies 9,000 square feet of space located at 928 Broadway, New York, New York 10010. Our lease expires on February 28, 2006. Our annual rent, beginning March 1, 2001 and ending February 28, 2002, is $314,400.00 ($26,200.00 per month).

      Our rent, from March 1, 2002 to February 28, 2003, will be $328,800.00 annually ($27,400.00 per month). From March 1, 2003 to February 29, 2004, our rent will be $343,200.00 annually ($28,600.00 per month). From March 1, 2004 to February 28, our rent will be $357,600.00 annually ($29,800.00 per month). Finally, from March 1, 2005 to March 28, 2006, our rent will be $372,000.00 annually ($31,000.00 per month).

      We own various laboratory equipment including: computers, film recorders and post production equipment such as film and paper processors, mounting machines, silver recovery units, densitometer, spectrophotometer, pH meter, enlargers, copy camera and an automatic titrimeter.

Item 3.  Legal Proceedings.

      We are currently not a party to any material litigation, the result of which could adversely affect the business of our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1999.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Trading in the Company's shares of Common Stock, until 1996, took place on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the following symbols:

      Common Stock - NYFW

      Currently, there is no established public trading market of our Company's shares of Common Stock.

(b) The number of record holders of our Company's Common Stock was approximately 1160 on June 8, 2000, computed by the number of record holders, excluding record holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) Our Company has paid no cash dividends on our Common Stock during the past two fiscal years. We are not subject to any restrictions affecting our present or future ability to pay dividends with respect to our Common Stock. However, we do not presently have any plans to pay dividends in the foreseeable future.

(d) Because of the large number of our outstanding shares of Common Stock, it is quite likely that we would effect a reverse split to reduce this number.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      Our Company had no material operations on which to report during the period of our bankruptcy, which terminated near the end of our fiscal year ending October 31, 1996. Our financial statements for the year ended October 31, 1997 and periods thereafter are included in this Report. By virtue of our being a small business filer, we are discussing under this caption our operations for the most recent two fiscal years.

      The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations.

Fiscal year ended October 31, 1999 (the "fiscal year 1999") compared to fiscal year ended October 31, 1998 (the "fiscal year 1998").

      Total revenues for our fiscal year 1999 were $1,337,326 as compared to revenues of $1,325,093 for our fiscal year 1998. Revenues remained comparatively flat. Nearly all of our revenues were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals and no single customer accounted for 10% or more of our revenues.

      Our General and Administrative Expenses have decreased by $4,513 from $269,035 for our fiscal year 1998 to $264,522 for our fiscal year 1999 as a result of lower executive salaries. Our Selling and Shipping Expenses, increased by $29,112 from $414,801 for our fiscal 1998 to $443, 913 for our fiscal year 1999 due primarily to the costs and expenses associated with selling and shipping our products. We expect that the foregoing expenses will continue to increase if we are able to expand our customer and account base.

Liquidity and Capital Resources.

      During our fiscal year 1999, cash provided by operating activities was $106,620 compared with cash provided of $109,545 during our prior fiscal year 1998.

      Our Company had working capital of $254,079 at the end of the fiscal year 1999 compared to working capital of $199,145 at the end of the fiscal year 1998. We believe we have sufficient cash resources and working capital to meet our capital requirements for the balance of the current fiscal year. We finance our operations primarily with existing capital and funds generating from operations.

Year 2000 Issues.

      The film processing markets were essentially unaffected by the issues regarding Y2K, reporting only a few minor technical problems. We were not adversely affected. However, we will continue monitoring our systems and those of our vendors to ensure that there is no material disruption to our operations due to Y2K issues.

Item 7.  Financial Statements.

      The independent auditor's report and financial statements listed in the accompany index by our accountants, David Suss, CPA, for the years ended October 31, 1999, 1998 and 1997 are filed as part of this report. See "Index to Financial Statements" on page 13. The statements for the prior years have not been prepared and attached since our Company had minimal operations during the period in which it was involved in the bankruptcy proceeding and this information would not be of any material importance to our stockholders, while imposing an unnecessary expense upon our Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      David Suss, CPA, is our Company's certified public accountant and has audited our Company's financial position for the fiscal year endings 1999, 1998 and 1997. There were no reportable disputes with our prior accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      (a) (b) Identification of Directors and Executive Officers of the Registrant.

      During the year ending October 31, 1999, the following individuals served as executive officers and directors of our Company.

                                                    Term of     Term of
                                                    Office as   Office as
Name               Age     Position with Company    Officer     Director
----               ---     ---------------------    ---------   ---------

Gerald Cohen       67      Chairman of the Board      1983        1980
                           of Directors

Michael V. Cohen   36      President and Director     1993        1993

Stephen M. Cohen   28      Secretary, Director and    1998        1998
                           Treasurer                  1999

      Our Directors are elected as Directors for a term of one year and until their successors are duly elected and qualified. There are no arrangements or understandings between any Director and other person(s), pursuant to which a Director was selected as a Director.

      Our Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.

      After October 31, 1999, Mr. Gerald Cohen resigned as Chairman of the Board. Stephen M. Cohen was appointed Treasurer in June 1999.

      Our Company will be electing a new director according to the procedures of the Business Corporation Law of New York State.

      (c) Identification of Certain Significant Employees.

      None.

      (d) Family Relationship.

      Michael V. Cohen and Stephen M. Cohen are brothers. There are no other relationships by blood, marriage or adoption (not more remote than first cousin) between any Director or Executive Officer of our Company.

      (e) Business Experience.

      Mr. Michael V. Cohen has served as our President and a director of our Company for the past seven years. Since becoming President, Mr. Cohen reorganized our corporate structure and without the assistance of outside capital, structured our Company's emergence from Chapter 11. Mr. Cohen has expanded our Company's product line to include "Digital C-Prints," Computer Graphic output, Scanning Services, Laser Prints and Video Transfer Services. Mr. Cohen has been employed at our Company for the past nine years in the following capacities: Director of Operations and Special Projects Coordinator. From 1989 until 1991, he served as the Secretary of our Company. Mr. Cohen received a B.S. degree in Business Administration from the Rochester Institute of Technology.

      Mr. Stephen M. Cohen has served as the General Manager, Corporate Secretary and a director of our Company since January 1,1998. He was appointed Treasurer of our Company in June 1999. For the past five years, Stephen Cohen was employed by our Company in the following capacities: Technician, Custom Color and Black & White Printing Division, and Commercial Sales and Service Manager. Mr. Cohen received his B.B.A. in Finance from Hofstra University.

            (2) Directorships

      No director of our Company holds any other directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("the Exchange Act") or Section 15 (d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

      (f) Involvement in Certain Legal Proceedings.

      Mr. Michael V. Cohen has served as our President of our Company since 1993. During such time, our Company underwent bankruptcy proceedings in the U.S. Bankruptcy Courts. We filed a Chapter 7 proceeding. On September 3, 1992, our case was converted from a Chapter 7 to Chapter

11 proceeding, captioned In Re: New York Film Works, Debtor (Case No.:
92B-44779), under which we submitted a Plan of Reorganization in order to restructure our pre-petition obligations, which was subsequently approved by the Bankruptcy Court. On August 21, 1996, we were a Debtor-in Possession under which the Court discharged us from our bankruptcy.

Item 10.  Executive Compensation.

Cash Remuneration.

      For the fiscal year ended October 31, 1999, no Officer or Director of our Company received total remuneration from our Company in excess of $70,000. Remuneration for all Officers and Directors as a group (consisting of 2 persons) was $106,026.88.

Compensation of Directors

      We do not compensate our Directors for serving in such capacity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table of stock ownership and notes thereto relate as of June 8, 2000 to the Common Stock of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director,
(iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all person listed below have sole voting and sole investment power over the shares owned.

                                   Amount and
Name and Address                   Nature of Beneficial Ownership
of Beneficial Owner                of Class (1)(2)(3)                 Percent
-------------------                ------------------------------     -------

Gerald Cohen                       20,769,790                           24.87
  3200 North Ocean Boulevard
  Unit 1602 D
  Ft. Lauderdale, FL 33308

Michael V. Cohen                   9,642,345                            11.5
  928 Broadway
  New York, NY 10010

Peter J. Miller                    4,380,105                             5.2
  630 Post Oak Circle
  Brentwood, TN 37027

All directors and executive        9,642,345                            11.5
officers as a group (1)

(1) Based on a total of 83,500,000 shares of Common Stock issued and outstanding.
(2)   All such ownership is direct unless otherwise stated.

Item 12.  Certain Relationships and Related Transactions.

          (a)   Transactions with Management and others.

                None.

          (b)   Certain Business Relationships.

                None.

          (c)   Indebtedness of Management.

                None.

          (d)   Transaction with Promoters.

                None.

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)   Documents filed as part of this report:

1.    Financial Statements:

2. Financial Statement Schedules: have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3.    Exhibits and Index:

Exhibit
No.                          Description
---                          -----------

3.1                          Certificate of Incorporation of Registrant filed
                             November 5, 1980 *

3.2                          Amendment to Certificate of Incorporation filed
                             December 14, 1981 *

3.3                          Amendment to Certificate of Incorporation filed
                             June 14, 1983 *

3.4                          Amendment to Certificate of Incorporation filed
                             January 13, 1984 *

3.5                          Amendment to Certification of Incorporation filed
                             January 27, 1984 *

3.6                          Amendment to Certification of Incorporation filed
                             April 3, 1986 *

3.7                          Amendment to Certificate of Incorporation filed
                             November 4, 1988 *

3.8                          By-Laws of the Registrant *

10.1 Lease agreement dated August 3, 1995 between the Registrant and Hadson Realty *

10.2 Lease agreement dated as of February 29, 2000 between the Registrant and Hadson Realty*

11 Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for October 31, 1999 *

27                           Financial Data Schedule *

* Filed with EDGAR filing on this report on Form 10-K.

----------

(b) No Reports on Form 8-K were filed by the Registrant during the fiscal quarter ended October 31, 1999.

                                     Item 7.

                          INDEX TO FINANCIAL STATEMENTS

                            New York Film Works, Inc.

              Years Ended October 31, 1997 through October 31, 1999

                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-1

Balance Sheets - October 31, 1997 though October 31, 1999 ................   F-2

Statement of Stockholders' Equity - Years Ended October 31, 1997
      through October 31, 1999 ...........................................   F-3

Statement of Profit and Loss - Years Ended October 31, 1997
      through October 31, 1999 ...........................................   F-5

Statement of Cash Flows - Years Ended October 31, 1997
      through October 31, 1999 ...........................................   F-6

Notes to Financial Statements ............................................   F-7

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
New York Film Works, Inc.
928 Broadway
New York, New York 10010

Gentlemen:

      I have audited the accompanying balance sheet of New York Film Works, Inc. October 31, 1999, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for the years ended October 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements and schedules based on my audits.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Film Works, Inc. of October 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years ended October 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles, and the schedules referred to above present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

                                        Respectfully submitted,


                                        /s/ David Suss, CPA

May 8, 2000

                          NEW YORK FILM WORKS, INC.
                          CONSOLIDATED BALANCE SHEET
                              AS OF OCTOBER 31,

                                     ASSETS

Current Assets:                                    1999       1998        1997
                                                   ----       ----        ----

  Cash and Cash Equivalents - Note 1             167,169     178,165     102,816

  Accounts Receivable-Net                        153,132     137,612     133,343

  Inventory - Note 1                              11,911      10,737      11,545

  Prepaid Expenses                                 7,886       4,766      13,544

  Prepaid Insurance                                5,715       6,948      13,815
                                               ---------   ---------   ---------

        Total Current Assets                     345,813     338,228     275,063

Property, Plant and Equipment:

  Machinery and Equipment                      1,703,127   1,674,259   1,644,380

  Furniture and Fixtures                         189,048     188,085     188,085

  Leasehold Improvements                         436,180     435,879     435,879
                                               ---------   ---------   ---------

        Total                                  2,328,355   2,298,223   2,268,344

Less: Accumulated Depreciation                 2,221,268   2,214,419   2,218,611
                                               ---------   ---------   ---------

  Property, Plant and Equipment - Net            113,937      83,804      49,733

Other Assets:

  Security Deposits                               32,058       1,100       2,863
                                               ---------   ---------   ---------

        Total Assets                             484,958     423,132     327,659
                                               ---------   ---------   ---------

                            NEW YORK FILM WORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AS OF OCTOBER 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:                           1999         1998            1997
                                               ----         ----            ----
  Notes Payable - Shareholders                28,458         59,403         89,324

  Accounts Payable                            36,850         43,940          8,341

  Accrued Expenses                            26,426         35,740         52,845
                                         -----------    -----------    -----------
        Total Current Liabilities             91,734        139,083        150,510

Stockholders' Equity:

  Common Stock - $.001 Par Value
  120,000,000 Shares Authorized;
  83,500,000 Shares Issued and

            Outstanding                       83,500         83,500         83,500

Capital in Excess of Par                   3,260,558      3,260,558      3,260,558

Retained Earnings (Deficit)               (2,950,834)    (3,057,454)    (3,166,909)
                                         -----------    -----------    -----------
            Total Shareholders' Equity       393,224        286,604        177,149

            Total Liabilities and
            Shareholders' Equity         $   484,958    $   423,132    $   327,659
                                         -----------    -----------    -----------

                            NEW YORK FILM WORKS, INC.
                        Statement of Shareholders' Equity
                    From November 1, 1996 to October 31, 1999


                                              Capital in    Retained     Total
                                   Common     Excess        Earnings     Shareholders'
                                   Stock      of Par        (Deficit)    Equity
                                   ------     ------        ---------    ------
Balance - November 1, 1996           83,500    3,260,558   (3,241,404)      102,654

Net Income (Loss) Y/E 10-31-97                                 74,496        74,496
                                                           ----------    ----------

Balance - November 1, 1997           83,500    3,260,558   (3,166,908)      177,150

Net Income (Loss) Y/E 10-31-98                                109,454       109,454
                                                           ----------    ----------

Balance - November 1, 1998           83,500    3,260,558   (3,057,454)      286,604

Net Income (Loss) Y/E 10-31-99                                106,620       106,620
                                                           ----------    ----------

Balance - October 31, 1999           83,500    3,260,558   (2,950,834)      393,224
                                 ----------   ----------   ----------    ----------

                            NEW YORK FILM WORKS, INC.
                          STATEMENT OF PROFIT AND LOSS
                        FOR THE YEARS ENDING OCTOBER 31,

                                            1999          1998          1997
                                            ----          ----          ----

  Sales                                $1,337,326    $1,325,093    $1,293,927

  Cost of Sales                           786,793       800,838       645,438
                                       ----------    ----------    ----------
  Gross Profit                            550,533       524,255       648,489

Operating Expenses:

  Selling and Shipping                    179,391       145,766       157,339

  General and Administrative              264,522       269,035       426,290
                                       ----------    ----------    ----------

        Total Operating Expenses          443,913       414,801       583,629
                                       ----------    ----------    ----------

  Net Income from Operations             $106,620      $109,454       $64,860
                                       ----------    ----------    ----------

  Earnings before Income tax             $106,620      $109,454       $64,860

  Income Tax                                    0             0             0
                                       ----------    ----------    ----------
  Net Income                             $106,620      $109,454       $64,860

  Earnings Per Share                       $0.001        $0.001        $0.001
                                       ----------    ----------    ----------

  Weighted Average Number of Shares    83,500,000    83,500,000    83,500,000

                            NEW YORK FILM WORKS, INC.
                             STATEMENT OF CASH FLOWS
                                AS OF OCTOBER 31,

                                            1999         1999         1997
                                            ----         ----         ----

Cash flows from operations               106,620      109,454       64,860

Increase (Decrease) in Cash

Accounts Receivable                      (15,522)      (4,260)      (7,942)

Inventory                                 (1,174)         808          446

Prepaid Expenses                             668       13,090       (6,255)

Security Deposits                        (30,958)       1,763        8,440

Accounts Payable                          (7,090)      35,599       (6,908)

Accrued Expenses                          25,995      (17,105)      34,376

Stockholders Loans                       (59,403)     (29,921)     (29,987)

                                          19,136      109,419       57,030

Cash flows from investing activities

  Purchase of Property and Equipment     (30,132)     (34,070)       2,842
                                        --------     --------     --------

  Increase (Decrease in Cash)            (10,996)      75,349       59,872

    Cash beginning of year               178,165      102,816       42,944
                                        --------     --------     --------

Cash end of year                        $167,169     $178,165     $102,816
                                        --------     --------     --------

                            NEW YORK FILM WORKS, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 1999

Note 1:  Summary of Significant Accounting Policies

Description of Business: The Company provides film processing services principally for the professional photographic market and the Company and its wholly owned subsidiary E.S. Graphics, operate full service color labs.

This summary of the major accounting policies of New York Film Works, Inc. is provided to assist the reader in evaluating the financial statements of the Company.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory: Inventory, which consists of supplies and raw materials, is stated at the lower of cost or market, on a first-in, first-out basis.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Additions, renewals and improvements, unless of relatively minor amounts, are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of property and equipment retired or sold, together with the related accumulated depreciation, is removed from the appropriate asset and depreciation accounts and the resulting gain or loss is included in the statement of income.

Depreciation: For financial reporting, depreciation and amortization are provided on the straight-line method over the following estimated useful lives.

      Leasehold Improvements....................   10 Years
      Machinery and Equipment...................    7 Years
      Furniture and Fixtures....................    7 Years

Income Taxes: Investment credits are accounted for under the flow-through method. Under this method, credits are recognized as a reduction of income tax expense in the year in which the credits are utilized for tax purposes.

                            NEW YORK FILM WORKS, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 1999
                                   (Continued)

Note 2: Income Taxes. The Company has sustained operating losses since inception and loss carryforwards and investment tax credits will be used to reduce future provisions for income taxes.

The Company has available net operating loss carryforwards of $2,532,839.

Note 3: Bankruptcy. The Company entered into bankruptcy under Chapter 11 of Federal Bankruptcy Laws 8/25/92. The Company was discharged from Chapter 11 of federal bankruptcy 8/2/96.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12 , 2000                    NEW YORK FILM WORKS, INC.


                                        By: /s/ Michael V. Cohen
                                            --------------------
                                            Michael V. Cohen, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                    Title                         Date
----------                    -----                         ----


/s/ Michael V. Cohen          President and a director      June 12, 2000
--------------------
Michael V. Cohen


/s/ Stephen M. Cohen          Secretary, Treasurer and a    June 12,  2000
--------------------          director
Stephen M. Cohen