Form 10QSB
period 2000-01-31
NEW YORK FILM WORKS INC
filed 2000-08-14
CIK 739279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 2000

[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _______ to ________

                         Commission file number 0-13245
                                                -------

                            New York Film Works, Inc.
---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New York                                    13-3051895
-------------------------------            ------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

         928 Broadway, New York, New York 10010
----------------------------------------------------
        (Address of principal executive offices)

                    (212) 475 - 5700
--------------------------------------------------------------------------------
                    (Issuer's telephone number)

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_| Not Applicable |x|
- Securities have not been distributed.

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of August 10, 2000 was 83,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes |_|  No |x|

                            NEW YORK FILM WORKS, INC.
                          Index to Financial Statements

                                                                     Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                              3

           Consolidated Balance Sheets as at January 31, 2000              4-5
           (Unaudited) and October 31, 1999

           Consolidated Statements of Operations for the                   6
           Three Months Ended January 31, 2000 (Unaudited) and 1999


           Consolidated Statements of Cash Flows for the                   7
           Three Months Ended January 31, 2000 (Unaudited) and 1999

           Consolidated Statement of Shareholders' Equity (Unaudited)      8

           Notes to Consolidated Financial Statements                      9

Item 2.    Management's Discussion and Analysis Financial                  10-11
           Condition and Results of Operation

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   11

Signatures                                                                 12

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Part I, Item 2 "Management's Discussion and Analysis and Results of Operation - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended October 31, 1999.

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                             January 31, 2000  October 31, 1999
                                                  (Unaudited)
                                             ----------------  ----------------
Current Assets:

  Cash and Cash Equivalents - Note 1               $  172,410        $  167,169

  Accounts Receivable-Net                             122,826           153,132

  Inventory - Note 1                                   12,799            11,911

  Prepaid Expenses                                      6,042             7,886

  Prepaid Insurance                                     5,643             5,715
                                                   ----------        ----------

                  Total Current Assets                319,719           345,813
                                                   ==========        ==========
Property, Plant and Equipment:

  Machinery and Equipment -Net                      1,706,375         1,703,127

  Furniture and Fixtures                              189,048           189,048

  Leasehold Improvements                              436,180           436,180
                                                   ----------        ----------
                  Total                             2,331,603         2,328,355

Less: Accumulated Depreciation                      2,221,268         2,221,268
                                                   ----------        ----------

  Property, Plant and Equipment - Net                 110,335           113,937

Other Assets:

  Security Deposits                                    32,058            32,058
                                                   ----------        ----------
                  Total Assets                     $  462,112        $  484,958
                                                   ==========        ==========

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             January 31, 2000  October 31, 1999
                                               (Unaudited)
                                             ----------------  ----------------

Current Liabilities:
  Notes Payable                                   $    21,412
        Notes Payable - Shareholders                                          0
                                                                         28,458
  Accounts Payable                                     58,416            36,850
  Accrued Expenses & Taxes                             38,681            26,426
                                                  -----------       -----------
        Total Current Liabilities                     118,510            91,734
                                                  ===========       ===========
Stockholders' Equity:

  Common Stock - $.001 Par Value
  120,000,000 Shares Authorized;
  83,500,000 Shares Issued and
  Outstanding                                          83,500            83,500

Capital in Excess of Par                            3,260,558         3,260,558

Retained Earnings (Deficit)                        (3,000,456)       (2,950,834)
                                                  -----------       -----------

          Total Shareholders' Equity                  343,602           393,224

          Total Liabilities and
            Shareholders' Equity                  $   462,112       $   484,958
                                                  ===========       ===========

                            NEW YORK FILM WORKS, INC.
                      Consolidated Statement of Operations

                                                    Three Months Ended
                                             January 31, 2000
                                                (Unaudited)    January 31, 1999
                                             ----------------  ----------------

Sales                                            $ 303,622      $ 320,187

Cost of Sales                                      205,529        197,857
                                                 ---------      ---------
Gross Profit                                        98,093        122,330

Operating Expenses:

Selling and Shipping                                27,674         26,081

General and Administrative                         113,191        100,325
                                                 ---------      ---------

      Total Operating Expenses                     140,865        126,406
                                                 ---------      ---------

Net Income (Loss) from Operations                $ (42,772)     $  (4,076)
                                                 =========      =========

Earnings (Loss) before Income tax                $ (42,772)     $  (4,076)

Income Tax                                               0              0
                                                 ---------      ---------
Net Income (Loss)                                $ (42,772)     $  (4,076)
                                                 =========      =========

Earnings Per Share                               $    0.00      $    0.00


Weighted Average Number of Shares               83,500,000     83,500,000

                            NEW YORK FILM WORKS, INC.
                      Consolidated Statement Of Cash Flows

                                                    Three Months Ended
                                             January 31, 2000
                                                (Unaudited)    January 31, 1999
                                             ----------------  ----------------

Cash flows from operations                          $ (49,622)          (4,076)

Increase (Decrease) in Cash

Accounts Receivable                                    30,306              481

Inventory                                                (888)          (1,682)

Prepaid Expenses                                        1,844            2,275

Prepaid Insurance                                          74           (2,776)

Accounts Payable                                       21,566          (12,174)

Notes Payable                                          21,412           (6,538)

Accrued Expenses                                       12,255            5,104

Stockholders Loans                                    (28,458)          20,000


Cash flows from investing activities

  Purchase of Property and Equipment                   (3,248)         (23,417)
                                                    ---------        ---------
  Increase (Decrease in Cash)                           5,241          (22,803)

  Cash beginning of period                            167,169          178,165
                                                    ---------        ---------

Cash end of period                                  $ 172,410        $ 155,362
                                                    =========        =========

                            NEW YORK FILM WORKS, INC.
                  Statement of Shareholders' Equity (Unaudited)
                    From November 1, 1996 to January 31, 2000

                                         Capital in  Retained      Total
                                Common   Excess      Earnings     Shareholders'
                                Stock    of Par      (Deficit)     Equity
                                -----    ------       -------      ------
                                  $        $            $            $

Balance - November 1, 1996       83,500  3,260,558   (3,241,404)     102,654

Net Income (Loss) Y/E 10-31-97                           74,496       74,496
                                                     ----------   ----------

Balance - November 1, 1997       83,500  3,260,558   (3,166,908)     177,150

Net Income (Loss) Y/E 10-31-98                          109,454      109,454
                                                     ----------   ----------

Balance - November 1, 1998       83,500  3,260,558   (3,057,454)     286,604

Net Income (Loss) Y/E 10-31-99                          106,620      106,620
                                                     ----------   ----------

Balance - October 31, 1999       83,500  3,260,558   (2,950,834)     393,224
Prior Year Adj                                           (6,850)      (6,850)
Net Loss - 3 months 1-31-2000                           (42,772)     (42,772)
                                                     ----------   ----------
Balance January 31, 2000         83,500  3,260,558   (3,000,456)     343,602
                                 ------  ---------   ----------   ----------

                            NEW YORK FILM WORKS, INC.
                 NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2000
                                   (Unaudited)

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

      Leasehold Improvements..................  10 Years
      Machinery and Equipment.................   7 Years
      Furniture and Fixtures..................   7 Years

Income Taxes: Investment credits are accounted for under the flow-through method. Under this method, credits are recognized as a reduction of income tax expense in the year in which the credits are utilized for tax purposes.

Note 2: Income Taxes. The Company has sustained operating losses since inception and loss carry forwards and investment tax credits will be used to reduce future provisions for income taxes.

The Company has available net operating loss carry forwards of $2,532,839.

Note 3: Bankruptcy. The Company entered into bankruptcy under Chapter 11 of Federal Bankruptcy Laws 8/25/92. The Company was discharged from Chapter 11 of federal bankruptcy 8/2/96.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Discussion of Financial Condition and Results of Operations

Total Sales include the selling price of the products and services sold by us. Total Sales for our quarter ended January 31, 2000 were $303,622 as compared to sales of $320,187 for the quarter ended January 31, 1999. The demand for our products and services decreased slightly by approximately 5.1%. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues.

The Cost of Sales increased slightly to $205,529 for the quarter ended January 31, 2000 from $197,857 for the quarter ended January 31, 1999.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses have increased by $12,866 from $100,325 for the quarter ended January 31, 1999 to $113,191 for the quarter ended January 31, 2000, primarily as a result of increased executive salaries and legal and professional fees. Our Selling and Shipping Expenses, increased by $1,593 from $26,081 for the quarter ended January 31, 1999 to $27,674 for the quarter ended January 31, 2000 due primarily to the costs and expenses associated with selling and shipping our products. We expect that the foregoing expenses will continue to increase if we are able to expand our customer and account base.

Liquidity and Capital Resources

At January 31, 2000 our Company's Cash and Cash Equivalents were $172,410 compared to $167,169 at October 31, 1999.

Our Company had working capital of $201,209 for the quarter ended January 31, 2000 compared to working capital of $254,079 at October 31, 1999. We believe we have sufficient cash resources and working capital requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

Year 2000 Issues

The film processing markets were essentially unaffected by Year 2000 issues, reporting only a few minor technical problems. We were not adversely affected. We are also not aware of any material problems with our customers or suppliers. We do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of Year 2000 issues. However, we will continue monitoring our internal programs and computer systems and those of our vendors to ensure that there are no material disruptions to our operations due to Year 2000 issues.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              (i) Calculation of Earnings Per Share - Exhibit 11
              (ii) EDGAR - Financial Data Schedule - Exhibit 27

         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2000                      NEW YORK FILM WORKS, INC.


                                           By: /s/ Michael V. Cohen
                                               -------------------------
                                               Michael V. Cohen, President