Form 10QSB
period 2000-04-30
NEW YORK FILM WORKS INC
filed 2000-08-14
CIK 739279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended April 30, 2000

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from _______ to _________

                         Commission file number 0-13245
                                                -------

                            New York Film Works, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                    13-3051895
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                     928 Broadway, New York, New York 10010
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (212) 475 - 5700
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                            NEW YORK FILM WORKS, INC.
                           Index Financial Statements

                                                                        Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                              3

            Consolidated Balance Sheets as at April 30, 2000               4-5
            (Unaudited) and October 31, 1999 (Audited)

            Consolidated Statements of Operations for the Three Months     6
            and Six Months Ended April 30, 2000 (Unaudited) and April
            30, 1999 (Audited)

            Consolidated Statements of Cash Flows for the                  7
            Six Months Ended April 30, 2000 and 1999 (Unaudited)

            Consolidated Statement of Shareholder's Equity (Unaudited)     8

            Notes to Consolidated Financial Statements                     9

Item 2.     Management's Discussion and Analysis Financial                 10-11
            Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   11

Signatures                                                                 12

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended April 30, 2000, are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended October 31, 1999.

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                                                    ASSETS

                                          April 30, 2000       October 31, 1999
                                            (Unaudited)           (Audited)
                                            -----------           ----------
Current Assets:

  Cash and Cash Equivalents - Note 1        $   60,947            $  167,169

  Accounts Receivable-Net                      152,248               153,132

  Inventory - Note 1                            12,955                11,911

  Prepaid Expenses                               1,588                 7,886

  Prepaid Insurance                              1,953                 5,715
                                            ----------            ----------
        Total Current Assets                   229,691               345,813
                                            ==========            ==========
Property, Plant and Equipment:

  Machinery and Equipment -Net               1,729,034             1,703,127

  Furniture and Fixtures                       189,048               189,048

  Leasehold Improvements                       436,180               436,180
                                            ----------            ----------
        Total                                2,354,263             2,328,355

Less: Accumulated Depreciation               2,221,268             2,221,268
                                            ----------            ----------

  Property, Plant and Equipment - Net          132,995               113,937

Other Assets:

  Security Deposits                             32,058                32,058
                                            ----------            ----------
        Total Assets                        $  394,744            $  484,958
                                            ==========            ==========

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         April 30, 2000      October 31, 1999
                                           (Unaudited)          (Audited)
                                           -----------         -----------
Current Liabilities:
  Notes Payable                            $    12,790         $        --
  Notes Payable - Shareholders                                      28,458
  Accounts Payable                              46,425              36,850
  Accrued Expenses & Taxes                      32,263              26,426
                                           -----------         -----------
        Total Current Liabilities               91,478              91,734
                                           ===========         ===========
Stockholders' Equity:

  Common Stock - $.001 Par Value
  120,000,000 Shares Authorized;
  83,500,000 Shares Issued and
  Outstanding                                   83,500              83,500

Capital in Excess of Par                     3,260,558           3,260,558

Retained Earnings (Deficit)                 (3,040,792)         (2,950,834)
                                           -----------         -----------
          Total Shareholders' Equity           303,266             393,224
                                           -----------         -----------
          Total Liabilities and
            Shareholders' Equity           $   394,744         $   484,958
                                           ===========         ===========

                            NEW YORK FILM WORKS, INC.
                             Statement Of Operations
                                   (Unaudited)

                                              Three Months Ended                  Six Months Ended

                                       April 30, 2000    April 30, 1999   April 30, 2000    April 30, 1999
                                       --------------    --------------   --------------    --------------

Sales                                   $    345,794      $    328,057     $    649,416      $    648,244

Cost of Sales                                204,703           187,231          410,232           385,088
                                        ------------      ------------     ------------      ------------
Gross Profit                                 141,091           140,826          239,184           263,156

Operating Expenses:

Selling and Shipping                          25,834            27,861           53,508            53,942

General and Administrative                   155,594            75,312          268,785           175,637
                                        ------------      ------------     ------------      ------------

      Total Operating Expenses               181,428           103,173          322,293           229,579
                                        ------------      ------------     ------------      ------------

Net Income (Loss) from Operations       $    (40,337)     $     37,653     $    (83,109)     $     33,577
                                        ------------      ------------     ------------      ------------

Earnings (Loss) before Income tax       $    (40,377)     $     37,653     $    (83,109)     $     33,577

Income Tax                              $          0      $          0     $          0      $          0
                                        ------------      ------------     ------------      ------------
Net Income (Loss) $                     $    (40,337)     $     37,653     $    (83,109)     $     33,577
                                        ============      ============     ============      ============
Earnings Per Share                      $       0.00      $       0.00     $       0.00      $       0.00
                                        ------------      ------------     ------------      ------------

Weighted Average Number
 of Shares                                83,500,000        83,500,000       83,500,000        83,500,000

                            NEW YORK FILM WORKS, INC.
                             Statement Of Cash Flows
                                   (Unaudited)

                                                   Six Months Ended
                                          April 30, 2000       April 30, 1999
                                          --------------       --------------

Cash flows from operations                  $ (89,958)           $  33,576

Increase (Decrease) in Cash

Accounts Receivable                               884               (8,762)

Inventory                                      (1,044)                (124)

Prepaid Expenses                                6,298                1,730

Prepaid Insurance                               3,761               (1,135)

Notes Payable                                  12,790              (14,522)

Accounts Payable                                9,575              (18,578)

Accrued Expenses                                5,837                1,584

Stockholders Loans                            (28,458)              20,000
                                            ---------            ---------


Cash flows from investing activities:

  Purchase of Property and Equipment          (25,907)             (21,007)
                                            ---------            ---------

Increase (Decrease in Cash)                  (106,222)              (7,238)

Cash beginning of period                      167,169              178,165
                                            ---------            ---------

Cash end of period                          $  60,947            $ 170,927
                                            =========            =========

                            NEW YORK FILM WORKS, INC.
                        Statement of Shareholders' Equity
                    From November 1, 1996 to January 31, 2000

                                         Capital in  Retained      Total
                                Common   Excess      Earnings      Shareholders'
                                Stock    of Par      (Deficit)     Equity
                                ------   ---------   -----------   -------------
                                $          $            $              $
Balance - November 1, 1996      83,500   3,260,558   (3,241,404)     102,654

Net Income (Loss) Y/E 10-31-97                           74,496       74,496

                                                     ----------      -------

Balance - November 1, 1997      83,500   3,260,558   (3,166,908)     177,150

Net Income (Loss) Y/E 10-31-98                          109,454      109,454

                                                     ----------      -------

Balance - November 1, 1998      83,500   3,260,558   (3,057,454)     286,604

Net Income (Loss) Y/E 10-31-99                          106,620      106,620

                                                     ----------      -------

Balance - October 31, 1999      83,500   3,260,558   (2,950,834)     393,224
Prior Year Adj                                           (6,850)      (6,850)
Net Loss - 6 months 4-30-2000                           (83,109)     (83,109)
                                                     ----------      -------
Balance - April 30, 2000        83,500   3,260,558   (3,040,793)     303,265
                                ------   ---------   ----------      -------

                            NEW YORK FILM WORKS, INC.
                  NOTES TO FINANCIAL STATEMENTS April 30, 2000
                                   (Unaudited)

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

            Leasehold Improvements............................. 10 Years
            Machinery and Equipment............................  7 Years
            Furniture and Fixtures.............................  7 Years

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

Discussion of Financial Condition and Results of Operations - Three Months and Six Months ended April 30, 2000 and 1999

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended April 30, 2000 were $345,794 as compared to sales of $328,057 for the corresponding period ended April 30, 1999. The demand for our products and services increased slightly by approximately 5.1%. Total Sales for the six month period ended April 30, 2000 decreased approximately by 9.1% from the corresponding period ended April 30, 1999. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues.

The Cost of Sales increased slightly to $204,703 for the quarter ended April 30, 2000 as compared to reported Cost of Sales of $187,235 for the corresponding period ended April 30, 1999. During the six months ended April 30, 2000, Cost of Sales increased by approximately 6% from the corresponding period ended April 30, 1999.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses have increased by $80,282 from $75,312 for the three months ended April 30, 1999 to $155,594 for the three months ended April 30, 2000, primarily as a result of increased executive salaries and legal and professional fees. General and Administrative Expenses for the six months ended April 30, 2000 increased to $268,785 from $175,637 for the six months ended April 30, 1999.

Our Selling and Shipping Expenses decreased by $2,027 from $27,861 for the three months ended April 30, 1999 to $25,834 for the three months ended April 30, 2000 due primarily to the costs and expenses associated with selling and shipping our products. Our Selling and Shipping Expenses for the six months ended April 30, 2000 were $53,508 as compared to $53,942 for the corresponding period ended April 30, 1999. We expect that the foregoing expenses will continue to increase if we are able to expand our customer and account base.

Liquidity and Capital Resources

At April 30, 2000 our Company's Cash and Cash Equivalents were $60,947 compared to $167,169 at October 31, 1999.

Our Company had working capital of $138,213 for the three months ended April 30, 2000 compared to working capital of $254,079 at October 31, 1999. We believe we have sufficient cash resources and working capital requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.
            (i)   Calculation of Earnings Per Share - Exhibit 11
            (ii)  EDGAR - Financial Data Schedule - Exhibit 27

      (b)   Reports on Form 8-K.
            No reports on Form 8-K were filed during the quarter ended April 30, 2000.

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