Form 10QSB
period 2000-07-31
NEW YORK FILM WORKS INC
filed 2000-10-20
CIK 739279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes |_| No |_| Not Applicable |X| -Securities have not been distributed.

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of October 13, 2000 was 83,500,000.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                            NEW YORK FILM WORKS, INC.
                           Index Financial Statements

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statements:                                              3

         Consolidated Balance Sheets as of July 31, 2000                   4-5
         (Unaudited) and October 31, 1999 (Audited)

         Consolidated Statements of Operations for the Three               6
         Months and Nine Months Ended July 31, 2000 (Unaudited) and July 31, 1999 (Audited)

         Consolidated Statements of Cash Flows for the                     7
         Nine Months Ended July 31, 2000 and 1999 (Unaudited)

         Consolidated Statement of Shareholder's Equity (Unaudited)        8

         Notes to Consolidated Financial Statements                        9

Item 2. Management's Discussion and Analysis Financial                     10-11
        Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   11

Signatures                                                                 12

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Part I, Item 2 "Management's Discussion and Analysis and Results of Operation" for additional information and factors to be considered with respect to forward-looking statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended July 31, 2000, are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended October 31, 1999.

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                               July 31, 2000    October 31, 1999
                                                (Unaudited)        (Audited)
                                               -------------    ----------------
Current Assets:

  Cash and Cash Equivalents - Note 1             $  166,219        $  167,169

  Accounts Receivable-Net                           131,667           153,132

  Inventory - Note 1                                 12,870            11,911

  Prepaid Expenses                                    1,132             7,886

  Prepaid Insurance                                   7,009             5,715
                                                 ----------        ----------
        Total Current Assets                        318,897           345,813
                                                 ==========        ==========
Property, Plant and Equipment:

  Machinery and Equipment - Net                   1,727,445         1,703,127

  Furniture and Fixtures                            189,048           189,048

  Leasehold Improvements                            436,180           436,180
                                                 ----------        ----------
        Total                                     2,352,673         2,328,355

Less: Accumulated Depreciation                    2,221,267         2,221,268
                                                 ----------        ----------

  Property, Plant and Equipment - Net               131,406           113,937

Other Assets:

  Security Deposits                                  32,058            32,058
                                                 ----------        ----------
        Total Assets                             $  482,361        $  484,958
                                                 ==========        ==========

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              July 31, 2000     October 31, 1999
                                               (Unaudited)         (Audited)
                                              -------------     ----------------
Current Liabilities:
  Notes Payable                                $                  $        --
  Notes Payable - Shareholders                                         28,458
  Accounts Payable                                  29,087             36,850
  Accrued Expenses & Taxes                          42,808             26,426
                                               -----------        -----------
        Total Current Liabilities                   91,478             91,734
                                               ===========        ===========
Stockholders' Equity:

  Common Stock - $.001 Par Value
  120,000,000 Shares Authorized;
  83,500,000 Shares Issued and
  Outstanding                                       83,500             83,500

Capital in Excess of Par                         3,260,558          3,260,558

Retained Earnings (Deficit)                     (2,933,592)        (2,950,834)
                                               -----------        -----------
          Total Shareholders' Equity               410,465            393,224
                                               -----------        -----------
          Total Liabilities and
            Shareholders' Equity               $   482,361        $   484,958
                                               ===========        ===========

                            NEW YORK FILM WORKS, INC.
                             Statement Of Operations
                                   (Unaudited)

                                            Three Months Ended                 Nine Months Ended

                                      July 31, 2000    July 31,1999     July 31, 2000    July 31, 1999
                                      -------------    ------------     -------------    -------------
Sales                                  $   387,955      $   330,869      $ 1,037,371      $   979,113

Cost of Sales                              199,364          196,805          609,596          581,893
                                       -----------      -----------      -----------      -----------
Gross Profit                               188,591          134,064          427,775          397,220

Operating Expenses:

Selling and Shipping                        48,106           24,752          101,614           78,694

General and Administrative                  37,160           79,381          305,945          255,018
                                       -----------      -----------      -----------      -----------

      Total Operating Expenses              85,266          104,133          305,945          333,712
                                       -----------      -----------      -----------      -----------

Net Income (Loss) from Operations      $   103,325      $    29,931      $   407,559      $    63,508
                                       -----------      -----------      -----------      -----------

Earnings (Loss) before Income tax      $   103,325      $    29,931      $    20,216      $    63,508

Income Tax                                       0                0                0                0
                                       -----------      -----------      -----------      -----------
Net Income (Loss)                      $   103,325      $    29,931      $    20,216      $    63,508
                                       ===========      ===========      ===========      ===========
Earnings Per Share                           0.001             0.00      $      0.00      $      0.00
                                       -----------      -----------      -----------      -----------

Weighted Average Number
 of Shares                              83,500,000       83,500,000       83,500,000       83,500,000

                            NEW YORK FILM WORKS, INC.
                             Statement Of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                 July 31, 2000     July 31, 1999
                                                 -------------     -------------

Cash flows from operations                         $  20,216         $  63,508

Increase (Decrease) in Cash

Accounts Receivable                                   21,465             6,657

Inventory                                               (959)           (1,517)

Prepaid Expenses                                       6,754             1,450

Prepaid Insurance                                     (1,294)           (3,669)

Notes Payable                                             -0-          (22,657)

Accounts Payable                                      (7,763)          (19,450)

Accrued Expenses                                      16,382            11,585

Stockholders Loans                                   (28,458)           20,000
                                                   ---------         ---------

Cash flows from investing activities:

  Purchase of Property and Equipment                 (25,393)          (26,921)
                                                   ---------         ---------

Increase (Decrease in Cash)                             (950)           (1,662)

Cash beginning of period                             167,169           178,165
                                                   ---------         ---------

Cash end of period                                 $ 166,219         $ 176,503
                                                   =========         =========

                            NEW YORK FILM WORKS, INC.
                        Statement of Shareholders' Equity
                     From November 1, 1996 to July 31, 2000

                                                      Capital in        Retained            Total
                                        Common          Excess          Earnings        Shareholders'
                                        Stock           of Par          (Deficit)          Equity
                                     -----------      -----------      -----------      -------------
Balance - November 1, 1996           $    83,500      $ 3,260,558      $(3,241,404)      $   102,654

Net Income (Loss) Y/E 10-31-97                                              74,496            74,496
                                                                       -----------       -----------

Balance - November 1, 1997                83,500        3,260,558       (3,166,908)          177,150

Net Income (Loss) Y/E 10-31-98                                             109,454           109,454
                                                                       -----------       -----------

Balance - November 1, 1998                83,500        3,260,558       (3,057,454)          286,604

Net Income (Loss) Y/E 10-31-99                                             106,620           106,620
                                                                       -----------       -----------

Balance - October 31, 1999                83,500        3,260,558       (2,950,834)          393,224
Prior Year Adj                                                              (2,975)           (2,975)
Net Income - 9 months 7-31-2000                                             20,216            20,216
                                                                       -----------       -----------
Balance - July 31, 2000                   83,500        3,260,558       (2,933,592)          410,465
                                     -----------      -----------      -----------       -----------

                            NEW YORK FILM WORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS July 31, 2000
                                   (Unaudited)

Note 1: Summary of Significant Accounting Policies

Description of Business: The Company provides film processing services principally for the professional photographic market.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending October 31, 2000.

Discussion of Financial Condition and Results of Operations - Three Months and Nine Months ended July 31, 2000 and 1999.

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended July 31, 2000 were $387,955 as compared to sales of $330,869 for the corresponding period ended July 31, 1999. Total Sales for the three months increased by approximately 17.5% because of the greater demand for our products and services. Total Sales for the nine month period ended July 31, 2000 increased from $979,113 for the period ended July 31, 1999 to $1,037,371 for the corresponding period ended July 31, 2000. We cannot predict whether the demand for our products and services will continue. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues.

Our Cost of Sales increased slightly to $ 199,364 for the quarter ended July 31, 2000 as compared to reported Cost of Sales of $196,805 for the corresponding period ended July 31, 1999, primarily due to the increase in costs and expenses associated with producing our services and products. During the nine months ended July 31, 2000, Cost of Sales increased by approximately 4.8% from the corresponding period ended July 31, 1999.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses have decreased by $42,221 from $79,381 for the three months ended July 31, 1999 to $37,160 for the three months ended July 31, 2000, primarily as a result of our management's reducing our overhead. General and Administrative Expenses for the nine months ended July 31, 2000 increased to $305,945 from $255,018 for the nine months ended July 31, 1999.

Our Selling and Shipping Expenses increased by $23,354 from $24,752 for the three months ended July 31, 1999 to $48,106 for the three months ended July 31, 2000, primarily due to the costs and expenses associated with selling and shipping our products. Our Selling and Shipping Expenses for the nine months ended July 31, 2000 were $101,614 as compared to $78,694 for the corresponding period ended July 31, 1999. We expect that the foregoing expenses will continue to increase if we are able to expand our customer and account base.

Liquidity and Capital Resources

At July 31, 2000 our Company's Cash and Cash Equivalents were $166,219 compared to $167,169 at October 31, 1999.

Our Company had working capital of $227,419 for the three months ended July 31, 2000 compared to working capital of $254,079 at October 31, 1999. We believe we have sufficient cash resources and working capital requirements for the balance of the current fiscal year. However, any projections of future cash needs are subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            (1)   Calculation of Earnings Per Share - Exhibit 11
            (2)   EDGAR Financial Data Schedule - Exhibit 27

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 19, 2000                         NEW YORK FILM WORKS, INC.


                                               By: /s/ Michael V. Cohen
                                                   ---------------------------
                                                   Michael V. Cohen, President