Form 10KSB40
period 2000-10-31
NEW YORK FILM WORKS INC
filed 2001-01-26
CIK 739279

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

   |_|         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission file number 0-13245

                           NEW YORK FILM WORKS, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

              New York                                13-3051895
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

                     928 Broadway, New York, New York 10010
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 475-5700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

                               [Cover page 1 of 2]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $1,443,973

      As of January 19, 2001, the aggregate market value of the voting and non-voting common equity, based on the average bid and asked prices of the issuer's voting stock, held by non-affiliates was unavailable due to the fact that there is presently no trading market from which to obtain such price quotations. Exclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|
Not Applicable |X|- Securities have not been distributed.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of January 19, 2001: 83,500,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to the ability of the Company to raise money, to conduct operations profitably, to expand its business by the use of technology, technological changes which may intensify competition (such as digital film) and make it possible for customers to directly or through another source, effect the processing proposed to be done by the Company, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

      Since the period of our bankruptcy filing up to the fiscal year ended October 31, 1998, we failed to file our periodic reports with the Securities and Exchange Commission and, as a result, were delisted from the National Association of Securities Dealers Inc. Bulletin Board. Currently, we are up to date on our SEC reporting; however, there is no established public trading market of our Company's shares of common stock. Recently, we underwent internal management restructuring in our Company, in which Stephen M. Cohen, formerly our Commercial Sales and Service Manager and Technician for the Custom Color and Black and White Printing Division, became our General Manager, Secretary, Treasurer and a director. Michael V. Cohen, Steven M. Cohen's brother, has served several years as our President and continues to serve as such. We are continuing the business of film processing services and are operating a full service photo-processing laboratory. We will be taking advantage of the technological and digital advances that have been developed in the film processing industry. Our product line has expanded to include: "Digital C-Prints," Computer Graphic Output Scanning Services, Laser Prints and Video Transfer Services.

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

Sales and Marketing.

      Our Company performs film processing services for professional and commercial photographers, photographic editors of magazines and periodicals, photographic dealers on a wholesale basis and amateur photographers on a retail basis. Our Company sales are generated primarily by telephone solicitations, sales visits, referrals, publicity in trade journals and from participation in trade shows.

Customers.

      For the fiscal year ended October 31, 2000, no one customer accounted for more than 10% of New York Film's total sales. As of October 31, 2000, New York Film's customer base consisted of approximately 20% professional photographers, 10% film dealers, 20% corporate and commercial accounts, and 50% retail professional and quality-oriented amateurs. Our customers include: The Central Park Conservancy, NYU University, Kratz and Jensen, Nike and The Museum of Modern Art.

Backlog.

      Since our orders require processing on a short-term basis, the concept of "backlog" is not relevant in our business.

Source of Supplies.

      Our Company obtains chemicals utilized in the processing of film from various unaffiliated industry sources like Kodak, Agfa, Ilford, Pic-Mount, Film-Guard and TDA Trading. We cannot provide assurances that manufacturing problems, transportation problems, environmental considerations, or other factors may not cause a disruption in the supply of these chemicals or supplies to our Company in the future. Nevertheless, we are continually seeking out alternate suppliers of chemicals, including distributors which maintain an inventory of chemicals.

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

Research and Development.

      During the fiscal years ending October 31, 2000 and 1999, no funds were expended for research and development.

Environmental Regulations.

      We use various chemicals to process and develop film. The use of such chemicals by our Company may be subject to Federal, state and local government environmental regulations. The film processing procedures currently utilized by our Company produces no toxic wastes as a by-product. Bleach used by our Company is recycled after use. However, we cannot provide assurances that any chemicals utilized by the Company now or in the future will not be regulated by Federal, state and local authorities, and that such regulations will not adversely affect our Company's business.

Patents.

      No relevant patents currently apply.

Employees.

      As of October 31, 2000, we employ 13 persons on a full-time basis, including 2 officers, 3 administrative personnel and 8 technicians.

      We consider our relationship with our employees satisfactory. As of the date hereof, none of our Company's employees is a member of a union and we are currently not aware of any attempt or plan to unionize any of our employees.

Investment Considerations and Risk Factors:

      An investment in our common stock is highly speculative, and brings with it a number of investment considerations and risk factors which an existing stockholder or prospective purchaser of our common stock should take into account. Among these are the following:

Competition in Our Industry is Intense and Our Products and Our Services are Subject to Technological Advances and Other Vagaries Which Make Their Acceptance Uncertain.

      We have a vast array of competitors in the photographic processing industry, many of whom are larger than our Company and have much greater financial resources than we do, consequently, the demand for our products and services may decrease and our prices may be reduced. In addition, our products and services are subject to our ability to adapt to the technological advances made in the photographic industry, such as the use of digital technologies, the Internet and scanning equipment, which places additional uncertainties upon the potential commercial success of our Company.

We Are Dependent Upon a Few Individuals for Management and Conduct of Our Business.

      We are highly dependant upon Michael V. Cohen, our President, and Steven
M. Cohen, our General Manager, Secretary and Treasurer, and their ability to conduct our business. Although Mr. Michael Cohen and Mr. Stephen Cohen will be assisted by employees, our present and future reliance upon them places an additional risk upon our business, particularly should we lose their services for any reason.

Failure of Third-Party Vendors to Supply Certain Chemicals Utilized in the Processing of Our Film Could Harm Our Business.

      Our Company obtains chemicals utilized in the processing of film from various unaffiliated sources. We cannot provide assurances that manufacturing or transportation problems, environmental considerations or other factors may not cause a disruption in the supply of these chemicals to our Company. Nevertheless, we are continually seeking out alternate suppliers of chemicals, including distributors that maintain an inventory of chemicals.

Our Chemicals Used to Process and Develop Our Film May Be Subject to Federal, State and Local Government Environmental Regulations.

      No toxic wastes, as by-products, are produced from the chemicals we use in our film processing procedures. Additionally, we recycle the bleach that is used from our procedures. However, the film processing business in general has been accused of pollution in the past and we cannot provide assurances that Federal, state or local agencies will not attempt to regulate our business. If such regulations are imposed, our business would be rendered more costly or burdensome, less efficient or otherwise have a material adverse effect on our business, financial condition and operating results.

No Active Public Trading Market for Our Common Stock Currently Exists and None May Develop.

      Currently, no established public trading market of our Company's shares of common stock exist. We cannot predict whether a trading market will eventually develop or how liquid the trading might become if developed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended October 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information. Trading in our Company's shares of common stock, until 1996, took place on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the following symbol:

      Common Stock - NYFW

      Currently, there is no established public trading market of our Company's shares of common stock.

(b) Holders. The number of record holders of our Company's common stock was approximately 1157 on January 19, 2001, computed by the number of record holders, excluding record holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) Dividends. Our Company has paid no cash dividends on our common stock during the past two fiscal years. We are not subject to any restrictions affecting our present or future ability to pay dividends with respect to our common stock. However, we do not presently have any plans to pay dividends in the foreseeable future.

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

Results of Operations.

Fiscal year ended October 31, 2000 (the "fiscal year 2000") compared to fiscal year ended October 31, 1999 (the "fiscal year 1999").

      Total revenues for our fiscal year 2000 were $1,443,973 as compared to revenues of $1,337,326 for our fiscal year 1999. Revenues increased by $106,647. Nearly all of our revenues were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals and no single customer accounted for 10% or more of our revenues.

      Our General and Administrative Expenses have increased by $131,574 from $264,522 for our fiscal year 1999 to $396,126 for our fiscal year 2000 as a result of increased salaries and administrative costs. Our Selling and Shipping Expenses, decreased by $13,684 from $179,391 for our fiscal 1999 to $165,707 for our fiscal year 2000 due primarily to the costs and expenses associated with selling and shipping our products. Our management is currently exploring various alternatives to continue to decrease our selling and shipping expenses.

Liquidity and Capital Resources.

      During our fiscal year 2000, cash provided by operating activities was $50,491 compared with cash provided of $106,620 during our prior fiscal year 1999.

      Our Company had working capital of $289,960 at the end of the fiscal year 2000 compared to working capital of $254,079 at the end of the fiscal year 1999. We believe we have sufficient cash resources and working capital to meet our capital requirements for the balance of the current fiscal year. We finance our operations primarily with existing capital and funds generating from operations.

Year 2000 Issues.

      The film processing markets were essentially unaffected by the issues regarding Y2K, reporting only a few minor technical problems. We were not adversely affected. However, we will continue monitoring our systems and those of our vendors to ensure that there is no material disruption to our operations due to Y2K issues.

Item 7. Financial Statements.

      The financial statements required by this Item are enumerated in Item 13 and are found following page 13 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

      (a)(1); (a)(2); (a)(3) Identification of Directors and Executive Officers of the Registrant.

            During the fiscal year ending October 31, 2000, the following individuals served as executive officers and directors of our Company.

                                                       Officer    Director
Name               Age    Position with Company        Since      Since
----               ---    ---------------------        -----      -----

Michael V. Cohen   37     President and Director       1993       1993

Stephen M. Cohen   29     Secretary, Director and      1998       1998
                          Treasurer                    1999

      Our directors are elected for a term of one year, or until their successors are duly elected and qualified. There are no arrangements or understandings between any director and other person(s), pursuant to which a director was selected as a director.

      Our executive officers are elected for a term of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.

      Our Company will be electing a new director according to the procedures of the Business Corporation Law of New York State.

      (a)(4) Business Experience.

      Michael V. Cohen. Mr. Michael V. Cohen has served as our President and a director of our Company for the past eight years. Since becoming President, Mr. Cohen reorganized our corporate structure and without the assistance of outside capital, structured our Company's emergence from Chapter 11. Mr. Cohen has expanded our Company's product line to include "Digital C- Prints," Computer Graphic output, Scanning Services, Laser Prints and Video Transfer Services. Mr. Cohen has been employed at our Company for the past nine years in the following capacities: Director of Operations and Special Projects Coordinator. From 1989 until 1991, he served as the Secretary of our Company. Mr. Cohen received a B.S. degree in Business Administration from the Rochester Institute of Technology.

      Stephen M. Cohen. Mr. Stephen M. Cohen has served as the General Manager, Corporate Secretary and a director of our Company since January 1, 1998. He was appointed Treasurer of our Company in June 1999. For the past five years, Stephen Cohen was employed by our Company in the following capacities:
Technician, Custom Color and Black & White Printing Division, and Commercial Sales and Service Manager. Mr. Cohen received his B.B.A. in Finance from Hofstra University.

            Directorships

      No director of our Company holds any other directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("the Exchange Act") or Section 15 (d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

      (b) Identification of Significant Employees.

      There are no persons identified in Item 9 (a) who is not an executive officer but who is expected by our Company to make a significant contribution to our business.

      (c) Family Relationship.

      Michael V. Cohen and Stephen M. Cohen are brothers. There are no other relationships by blood, marriage or adoption (not more remote than first cousin) between any director or executive officer of our Company.

      (d) Involvement in Certain Legal Proceedings.

      Mr. Michael V. Cohen has served as our President of our Company since 1993. During such time, our Company underwent bankruptcy proceedings in the U.S. Bankruptcy Courts. We filed a Chapter 7 proceeding. On September 3, 1992, our case was converted from a Chapter 7 to Chapter 11 proceeding, captioned In Re:
New York Film Works, Debtor (Case No.: 92B-44779), under which we submitted a Plan of Reorganization in order to restructure our pre-petition obligations, which was subsequently approved by the Bankruptcy Court. On August 21, 1996, we were a Debtor-in-Possession under which the Court discharged us from our bankruptcy.

Item 10. Executive Compensation.

                               Annual Compensation

Name and Principal
Position                Fiscal Year       Salary ($)
------------------      -----------       ----------

Michael V. Cohen,       2000              $77,481
President               1999              $69,938
                        1998              $59,888

Cash Remuneration.

      For the fiscal year ended October 31, 2000, no executive officer, other than our President, received total remuneration from our Company in excess of $70,000.

Compensation of Directors

      We do not compensate our directors for serving in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table of stock ownership and notes thereto relate as of January 19, 2001 to the common stock of our Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of common stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all person listed below have sole voting and sole investment power over the shares owned.

                             Amount and
                             Nature of Beneficial
Name and Address             Ownership
of Beneficial Owner          of Class (1)(2)              Percent
-------------------          ---------------              -------

Gerald Cohen                 21,022,790                   25.18%
 3200 North Ocean Boulevard
 Unit 1602 D
 Ft. Lauderdale, FL 33308

Michael V. Cohen             11,058,282                   13.24%
 928 Broadway
 New York, NY 10010

Peter J. Miller               4,380,105                     5.2%
 630 Post Oak Circle
 Brentwood, TN 37027

All directors and executive  11,058,282                   13.24%
officers as a group (1)

(1) Based on a total of 83,500,000 shares of common stock issued and outstanding.
(2)   All such ownership is direct unless otherwise stated.

Item 12. Certain Relationships and Related Transactions.

(a)   Transactions with Management and others.

      None.

(c)   Parents of Small Business Issuer.

      None.

(d)   Transaction with Promoters.

      None.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Documents filed as part of this Report:

1.    Financial Statements:

      -     Report of Independent Certified Public Accountant;
      -     Consolidated Balance Sheets as of October 31, 2000 and 1999;
      - Statement of Shareholders' Equity from October 31, 1997 through October 31, 2000;
      - Statement of Profit and Loss for the years ending October 31, 2000 and October 31, 1999;
      -     Statement of Cash Flows as of October 31, 2000 and October 31, 1999;
            and
      -     Notes to Financial Statements.

2. Financial Statement Schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

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

   3.7   Amendment to Certificate of Incorporation filed November 4, 1988 *

   3.8   By-Laws of the Registrant *

  10.1 Lease agreement dated August 3, 1995 between the Registrant and Hadson Realty *

  10.2 Lease agreement dated as of February 29, 2000 between the Registrant and Hadson Realty*

  11 Schedule showing computations of average number of common shares outstanding, as used in the calculations of per share earnings for the fiscal years October 31, 2000 and 1999


* Filed with Form 10-KSB for fiscal year ended October 31, 1999 and hereby incorporated by reference herein.

-----------

(b) No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended October 31, 2000.

                                     Item 7.

                          INDEX TO FINANCIAL STATEMENTS

                            New York Film Works, Inc.

                Years Ended October 31, 2000 and October 31, 1999

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountant..........................  F-1

Consolidated Balance Sheets as of October 31, 2000 and 1999................  F-2

Statement of Shareholders' Equity from October 31, 1997 through October 31,
  2000.....................................................................  F-4

Statement of Profit and Loss for the years ending October 31, 2000 and
  October 31, 1999.........................................................  F-5

Statement of Cash Flows as of October 31, 2000 and October 31, 1999........  F-6

Notes to Financial Statements..............................................  F-7

                                [Firm Letterhead]

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
New York Film Works, Inc.
928 Broadway
New York, New York 10010

Gentlemen:

      I have audited the accompanying balance sheet of New York Film Works, Inc., October 31, 2000 and 1999, and the related statements of income, shareholders' equity, and cash flows for the years ended October 31, 2000, and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements and schedules based on my audits.

      I conducted my audit in accordance with generally accepted accounting standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Film Works, Inc. of October 31, 2000, and 1999, and the results of its operations and its cash flows for the years ended October 31, 2000 and 1999, in conformity with generally accepted accounting standards, and the schedules referred to above present fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

                                        Respectfully submitted,

                                        /s/ David Suss

                                        David Suss, CPA

January 9, 2001

                            NEW YORK FILM WORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AS OF OCTOBER 31

                                    ASSETS

Current Assets:                                           2000            1999
                                                          ----            ----

    Cash and Cash Equivalents - Note 1                $  197,326      $  167,169

    Accounts Receivable-Net                              128,415         153,132

    Inventory-Note 1                                      13,495          11,911

    Prepaid Expenses                                       2,388           7,886

    Prepaid Insurance                                      5,711           5,715
                                                      ----------      ----------

        Total Current Assets                          $  347,335      $  345,813

Property, Plant and Equipment:

    Machinery and Equipment                            1,727,445       1,703,127

    Furniture and Fixtures                               189,048         189,048

    Leasehold Improvements                               436,180         436,180
                                                      ----------      ----------

        Total                                         $2,352,673      $2,328,355

Less:  Accumulated Depreciation                        2,242,069       2,221,268
                                                      ----------      ----------

    Property, Plant and Equipment-Net                 $  110,604      $  113,937

Other Assets:

    Security Deposits                                     32,058          32,058
                                                      ----------      ----------

        Total Assets:                                 $  489,997      $  484,958
                                                      ==========      ==========

                            NEW YORK FILM WORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                AS OF OCTOBER 31

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Assets:                                      2000              1999
                                                     ----              ----

    Notes Payable-Shareholders                             --       $    28,458

    Accounts Payable                                   21,403            36,850

    Accrued Expenses                                   35,972            26,426
                                                  -----------       -----------

        Total Current Liabilities:                $    57,375       $    91,734

Stockholders' Equity:

    Common Stock-$.001 Par Value
    120,000,000 Shares Authorized;
    83,500,000 Shares Issued and
        Outstanding                                    83,500            83,500

Capital in Excess of Par                            3,260,558         3,260,558

Retained Earnings (Deficit)                        (2,911,436)       (2,950,834)

        Total Shareholders' Equity                    432,622           393,224

        Total Liabilities and
        Shareholders' Equity                      $   489,997       $   484,958
                                                  ===========       ===========

                            NEW YORK FILM WORKS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                    FROM NOVEMBER 1, 1997 TO OCTOBER 31, 2000

Balance-November 1, 1997                 $83,500     $32,60,558     ($3,166,908)

Net Income (Loss)
Y/E 10/31/98                                                            109,454
                                                                    -----------

Balance-November 1, 1998                  83,500      3,260,558      (3,057,454)

Net Income (Loss)
Y/E 10/31/99                                                            106,620
                                                                    -----------

Balance-October 31, 1999                  83,500      3,260,558      (2,950,834)
                                         -------     ----------     -----------

Net Income (Loss)
Y/E 10/31/00                                                             50,491
                                                                    -----------

Balance-October 31, 2000                 $83,500     $3,260,558     $(2,900,343)
                                         =======     ==========     ===========

                            NEW YORK FILM WORKS, INC.
                          STATEMENT OF PROFIT AND LOSS
                         FOR THE YEAR ENDING OCTOBER 31

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       2000              1999
                                                       ----              ----

Sales                                              $ 1,443,973       $ 1,337,326

Cost of Sales                                          831,649           786,793
                                                   -----------       -----------

Gross Profit                                       $   612,324       $   550,533

Operating Expenses:

    Selling and Shipping                               165,707           179,391

    General and Administrative                         396,126           264,552
                                                   -----------       -----------

        Total Operating Expenses                   $   561,833       $   443,913

Net Income from Operations                              50,491           106,620
                                                   -----------       -----------

Earnings Before Income Tax                         $    50,491       $   106,620

Income Tax                                                   0                 0
                                                   -----------       -----------

Net Income                                              50,491           106,620

Earnings Per Share                                       .0006              .001
                                                   -----------       -----------

Weighted Average Number of Shares                   83,500,000        83,500,000

                            NEW YORK FILM WORKS, INC.
                             STATEMENT OF CASH FLOWS
                                AS OF OCTOBER 31

                                                        2000            1999
                                                      ---------       ---------

Cash Flows from Operations                            $  50,491       $ 106,620

Increase (Decrease) in Cash:

    Accounts Receivable                                  24,717         (15,522)

    Inventory                                            (1,584)         (1,174)

    Prepaid Expenses                                      5,502             668

    Security Deposits                                        --         (30,958)

    Notes Payable                                       (28,458)             --

    Accounts Payable                                    (15,447)         (7,090)

    Accrued Expenses                                      9,546          25,995

    Stockholders Loans                                       --         (59,403)
                                                      ---------       ---------

                                                      $  44,767       $  19,136

Cash Flows from Investing Activities

    Purchase of Property and Equipment                  (14,610)        (30,132)
                                                      ---------       ---------

Increase (Decrease in Cash)                              30,157         (19,996)

    Cash Beginning of Year                              167,169         178,165
                                                      ---------       ---------

Cash End of Year                                      $ 197,326       $ 167,169
                                                      =========       =========

                            NEW YORK FILM WORKS, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2000

Note 1: Summary of Significant Accounting Policies

Description of Business: The Company provides film processing services principally for the professional photographic market and the Company operates full service color labs.

This summary of the major accounting policies of New York Film Works, Inc. is provided to assist the reader in evaluating the financial statements of the Company.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory: Inventory, which consists of supplies and raw materials, is stated at the lower cost or market, on a first-in, first-out basis.

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

    Leasehold improvements................................10 Years
    Machinery and Equipment................................7 Years
    Furniture and Fixtures.................................7 Years

Income Taxes: Investment credits are accounted for under the flow-through method. Under this method, credits are recognized as a reduction of income tax expense in the year in which the credits are utilized for tax purposes.

                            NEW YORK FILM WORKS, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2000
                                   (Continued)

Note 2: Income Taxes. The Company has sustained operating losses since inception and loss carry-forwards and investment tax credits will be used to reduce future provisions for income taxes.

The Company has available net operating loss carry-forwards of $2,482,348.

Note 3: Bankruptcy. The Company entered into bankruptcy under Chapter 11 of Federal Bankruptcy Laws 8/25/92. The Company was discharged from Chapter 11 of Federal Bankruptcy 8/2/96.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2001                  NEW YORK FILM WORKS, INC.
                                        ----------------------------------------
                                        (Registrant)


                                        By: /s/ Michael V. Cohen
                                           -------------------------------------
                                           Michael V. Cohen, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                    Title                        Date
----------                    -----                        ----

/s/ Michael V. Cohen          President and a director     January 25, 2001
----------------------------
Michael V. Cohen


/s/ Stephen M. Cohen          Secretary, Treasurer and a   January 25, 2001
----------------------------  director
Stephen M. Cohen