Form 10QSB
period 2001-01-31
NEW YORK FILM WORKS INC
filed 2001-04-04
CIK 739279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _______ to _________

                         Commission file number 0-13245

                            New York Film Works, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                               13-3051895
---------------------------------      ---------------------------------
  (State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)

                     928 Broadway, New York, New York 10010
                    ----------------------------------------
                    (Address of principal executive offices)

                                (212) 475 - 5700
                           ---------------------------
                           (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_| Not Applicable |X|
- Securities have not been distributed.

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 2, 2001 was 83,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes |_| No |X|

                            NEW YORK FILM WORKS, INC.
                           Index Financial Statements

PART I. FINANCIAL INFORMATION                                                         Page No.
Item 1. Financial Statements:

        Consolidated Balance Sheets as of January 31, 2001 (Unaudited) and
        October 31, 2000                                                                  4

        Consolidated Statements of Operations for the Three Months Ended January
        31, 2001 (Unaudited) and January 31, 2000                                         6

        Consolidated Statements of Cash Flows for the Three Months Ended January
        31, 2001 and 2000 (Unaudited)                                                     7

        Consolidated Statement of Shareholders' Equity (Unaudited)                        8

        Notes to Consolidated Financial Statements                                        9

Item 2. Management's Discussion and Analysis of Financial                                 10
        Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                  11

SIGNATURES                                                                                12

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended October 31, 2000.

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                   January 31, 2001       October 31, 2000
                                                     (Unaudited)
                                                   ----------------       ----------------
Current Assets:

  Cash and Cash Equivalents - Note 1                  $  158,602             $  197,326

  Accounts Receivable-Net                                124,245                128,415

  Inventory - Note 1                                      13,406                 13,495

  Prepaid Expenses                                         4,555                  2,388

  Prepaid Insurance                                        7,787                  5,711
                                                      ----------             ----------
                   Total Current Assets                  308,595                347,335
                                                      ==========             ==========
Property, Plant and Equipment:

  Machinery and Equipment - Net                        1,733,446              1,727,445

  Furniture and Fixtures                                 189,048                189,048

  Leasehold Improvements                                 436,180                436,180
                                                      ----------             ----------
                  Total                                2,358,674              2,352,673

Less: Accumulated Depreciation                         2,242,071              2,242,069
                                                      ----------             ----------

  Property, Plant and Equipment - Net                    116,603                110,604

Other Assets:

  Security Deposits                                       32,058                 32,058
                                                      ----------             ----------
                  Total Assets                        $  457,256             $  489,997
                                                      ==========             ==========

                            NEW YORK FILM WORKS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  January 31, 2001  October 31, 2000
                                                     (Unaudited)
                                                  ----------------  ----------------
Current Liabilities:

   Accounts Payable                                      9,992             21,403
   Accrued Expenses & Taxes                             27,905             35,972
                                                   -----------        -----------
        Total Current Liabilities                       37,897             57,375
                                                   ===========        ===========
Stockholders' Equity:

  Common Stock - $.001 Par Value
  120,000,000 Shares Authorized;
  83,500,000 Shares Issued and
  Outstanding                                           83,500             83,500

Capital in Excess of Par                             3,260,558          3,260,558

Retained Earnings (Deficit)                         (2,924,699)        (2,911,436)
                                                   -----------        -----------

          Total Shareholders' Equity                   419,359            432,622

          Total Liabilities and
            Shareholders' Equity                   $   457,256        $   489,997
                                                   ===========        ===========

                            NEW YORK FILM WORKS, INC.
                      Consolidated Statement of Operations

                                                         Three Months Ended
                                               January 31, 2001       January 31,2000
                                                  (Unaudited)
                                               ----------------       ---------------
Sales                                           $    345,043           $    303,622

Cost of Sales                                        203,454                205,529
                                                ------------           ------------
Gross Profit                                         141,588                 98,093

Operating Expenses:

Selling and Shipping                                  39,849                 27,674

General and Administrative                           115,002                113,191
                                                ------------           ------------

      Total Operating Expenses                       154,851                140,865
                                                ------------           ------------

Net Income (Loss) from Operations               $    (13,263)          $    (42,772)
                                                ============           ============

Earnings (Loss) before Income tax               $    (13,263)          $    (42,772)

Income Tax                                                 0                      0
                                                ------------           ------------
Net Income (Loss)                               $    (13,263)          $    (42,772)
                                                ============           ============

Earnings Per Share                              $       0.00           $       0.00

Weighted Average Number of Shares                 83,500,000             83,500,000

                            NEW YORK FILM WORKS, INC.
                      Consolidated Statement Of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                     January 31, 2001    January 31,2000
                                                     -----------------   ---------------
Cash flows from operations                           $ (13,263)               $ (49,622)

Increase (Decrease) in Cash

Accounts Receivable                                      4,170                   30,306

Inventory                                                   89                     (888)

Prepaid Expenses                                        (2,167)                   1,844

Prepaid Insurance                                       (2,076)                      74

Accounts Payable                                       (11,411)                  21,566

Notes Payable                                                                    21,412

Accrued Expenses                                        (8,067)                  12,255

Stockholders Loans                                                              (28,458)

Cash flows from investing activities

  Purchase of Property and Equipment                    (5,999)                  (3,248)
                                                     ---------                ---------
  Increase (Decrease in Cash)                          (38,724)                   5,241

  Cash beginning of period                             197,326                  167,169
                                                     ---------                ---------

Cash end of period                                   $ 158,602                $ 172,410
                                                     =========                =========

                            NEW YORK FILM WORKS, INC.
                  Statement of Shareholders' Equity (Unaudited)
                    From November 1, 1997 to January 31, 2001

                                              Capital in        Retained       Total
                                      Common    Excess          Earnings    Shareholders'
                                      Stock     of Par         (Deficit)       Equity
                                     --------   ------        -----------   -----------
                                        $          $               $               $
Balance - November 1, 1998            83,500     3,260,558    (3,057,454)      286,604

Net Income (Loss) Y/E 10-31-99                                   106,620       106,620
                                                              ----------    ----------

Balance - October 31, 1999            83,500     3,260,558    (2,950,834)      393,224

Net Income and Adj Y/E                                            39,398        39,398
                                                              ----------    ----------
Balance - October 31, 2000            83,500     3,260,558    (2,911,436)      432,622

Net Loss - 3 mos January 31,2001                                 (13,263)      (13,263)

Balance - January 31, 2001            83,500     3,260,558    (2,924,699)      419,359
                                                              ----------    ----------

                            NEW YORK FILM WORKS, INC.
                 NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2000
                                   (Unaudited)

Note 1: Summary of Significant Accounting Policies

Description of Business: The Company provides film processing services principally for the professional photographic market and the Company operates a full service color lab.

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

The Company has available net operating loss carry forwards of $2,482,348.

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

Discussion of Financial Condition and Results of Operations

Results of Operations - Three Months ended January 31, 2001 and 2000

Total Sales include the selling price of the products and services sold by us. Total Sales for our quarter ended January 31, 2001 were $345,043 as compared to sales of $303,622 for the quarter ended January 31, 2000. The demand for our products and services increased slightly by approximately $41,421. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues.

The Cost of Sales decreased slightly to $203,454 for the quarter ended January 31, 2001 from $205,529 for the quarter ended January 31, 2000.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses have increased by $1,811 from $113,191 for the quarter ended January 31, 2000 to $115,002 for the quarter ended January 31, 2001. Our Selling and Shipping Expenses, increased by $12,175 from $27,674 for the quarter ended January 31, 2000 to $39,849 for the quarter ended January 31, 2001 due primarily to the costs and expenses associated with selling and shipping our products. We expect that the foregoing expenses will continue to increase if we are able to expand our customer and account base.

Liquidity and Capital Resources

At January 31, 2001 our Company's Cash and Cash Equivalents were $158,602 compared to $197,326 at October 31, 2000.

Our Company had working capital of $270,698 for the quarter ended January 31, 2001 compared to working capital of $289,960 at October 31, 2000. We believe we have sufficient cash resources and working capital requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            o     Statement re: computation of per share earnings - Exhibit 11

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 3, 2001                    NEW YORK FILM WORKS, INC.


                                       By: /s/ Michael V. Cohen
                                           --------------------------
                                           Michael V. Cohen, President