Form 10QSB
period 2001-04-30
NEW YORK FILM WORKS INC
filed 2001-06-14
CIK 739279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______ to _________

                         Commission file number 0-13245
                                                -------

                            New York Film Works, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

             New York                                            13-3051895
 -------------------------------                            ------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

                     928 Broadway, New York, New York 10010
                     --------------------------------------
                    (Address of principal executive offices)

                                (212) 475 - 5700
                                ----------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes|_| No |_| Not Applicable
|X| -Securities have not been distributed.

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 8, 2001 was 83,500,000.

Transitional Small Business Disclosure Format (Check One): Yes |_|   No |X|

                            NEW YORK FILM WORKS, INC.

                           Index Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements:

         Balance Sheets as of April 30, 2001
         (unaudited) and October 31, 2000                                     4

         Statement of Profit and Loss for the
         Three Months Ended and Six Months Ended April 30, 2001
         (unaudited) and April 30, 2000                                       6

         Statement of Cash Flows for the
         Six Months Ended April 30, 2001 and 2000 (unaudited)                 7

         Statement of Shareholders' Equity for the Period Ended
         April 30, 2001                                                       8

         Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of Financial                    10
         Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended April 30, 2001, are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended October 31, 2000.

                            NEW YORK FILM WORKS, INC.
                              Balance Sheets as of
                 April 30, 2001 (unaudited) and October 31, 2000

                                     ASSETS

                                               April 30, 2001   October 31, 2000
                                               --------------   ----------------
Current Assets:

     Cash and Cash Equivalents - Note 1           $  153,558      $  197,326

     Accounts Receivable-Net                         117,841         128,415

     Inventory - Note 1                               14,453          13,495

     Prepaid Expenses                                  3,113           2,388

     Prepaid Insurance                                 3,453           5,711
                                                  ----------      ----------
                  Total Current Assets               292,418         347,335

Property, Plant and Equipment:

     Machinery and Equipment -Net                  1,740,947       1,727,445

     Furniture and Fixtures                          189,048         189,048

     Leasehold Improvements                          436,180         436,180
                                                  ----------      ----------
                  Total                            2,366,175       2,352,673

Less: Accumulated Depreciation                     2,242,069       2,242,069
                                                  ----------      ----------

     Property, Plant and Equipment - Net             124,106         110,604

Other Assets:

     Security Deposits                                31,918          32,058
                                                  ----------      ----------
                  Total Assets                    $  448,442      $  489,997
                                                  ----------      ----------

                            NEW YORK FILM WORKS, INC.
                              Balance Sheets as of
                 April 30, 2001 (unaudited) and October 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            April 30, 2001      October 31, 2000
                                            --------------      ----------------

Current Liabilities:

     Accounts Payable                              20,125             21,403
     Accrued Expenses & Taxes                      31,370             35,972
                                               ----------         ----------
         Total Current Liabilities                 51,495             57,375

Stockholders' Equity:

     Common Stock - $.001 Par Value
     120,000,000 Shares Authorized;
     83,500,000 Shares Issued and
     Outstanding                                   83,500             83,500

Capital in Excess of Par                        3,260,558          3,260,558

Retained Earnings (Deficit)                    (2,947,111)        (2,911,436)
                                               ----------         ----------
         Total Shareholders' Equity               396,947            432,622

         Total Liabilities and
         Shareholders' Equity                     448,442            489,997
                                               ----------         ----------

                            NEW YORK FILM WORKS, INC.
                          Statement of Profit and Loss

                                3 mo ended         6 mo ended         3 mo ended         6 mo ended
                               Apr 30, 2001       Apr 30, 2001       Apr 30, 2000       Apr 30, 2000
                               ------------       ------------       ------------       ------------
Sales                               302,443            647,486            345,794            649,416
Cost of Sales                       199,472            402,927            204,703            410,232
                               ------------       ------------       ------------       ------------
Gross Profit                        102,971            244,559            141,091            239,184

Operating Expenses:

Selling and Shipping                 28,944             68,793             25,834             53,508
General and Admin                    96,439            211,441            155,594            268,785
                               ------------       ------------       ------------       ------------
Total Operating Expenses            125,383            280,233            181,428            322,293
                               ------------       ------------       ------------       ------------
Net Income (Loss) from
     Operations                $    (22,412)      $    (35,675)      $    (40,337)      $    (83,109)
                               ------------       ------------       ------------       ------------
Earnings(Loss) before tax      $    (22,412)      $    (35,675)      $    (40,337)      $    (83,109)

Income Tax                                0                  0                  0                  0
                               ------------       ------------       ------------       ------------
Net Income (Loss)              $    (22,412)      $    (35,675)      $    (40,337)      $    (83,109)

Earnings Per Share                     0.00               0.00               0.00               0.00

Weighted Average Number
of Shares                        83,500,000         83,500,000         83,500,000         83,500,000

                            NEW YORK FILM WORKS, INC
                             Statement of Cash Flows

               Six months ended April 30, 2001 and April 30, 2000

                                                     April 30,         April 30,
                                                     2001              2000
                                                     ---------         ---------
Cash flows from operations                            (35,675)          (89,958)

Increase (Decrease) in Cash

Accounts Receivable                                    10,574               884

Inventory                                                (958)           (1,044)

Prepaid Expenses                                         (725)            6,298

Prepaid Insurance                                       2,258             3,761

Security Deposits                                         140                -0-

Notes Payable                                              -0-           12,790

Accounts Payable                                       (1,278)            9,575

Accrued Expenses                                       (4,602)            5,837

Stockholders Loans                                         -0-          (28,458)

Cash flows from investing activities:

     Purchase of Property and Equipment               (13,502)          (25,907)
                                                    ---------         ---------

Increase (Decrease in Cash)                           (43,768)         (106,222)

Cash beginning                                        197,326           167,169
                                                    ---------         ---------

Cash end                                            $ 153,558         $  60,947
                                                    ---------         ---------

                            NEW YORK FILM WORKS, INC.
                        Statement of Shareholders' Equity
                     From November 1, 1998 to April 31, 2001

                                                      Capital in      Retained         Total
                                        Common        Excess          Earnings         Shareholders'
                                        Stock         of Par          (Deficit)        Equity
                                        -----         ------          ---------        ------
Balance - November 1, 1998              83,500        3,260,558       (3,057,454)         286,604

Net Income (Loss) Y/E 10-31-99                                           106,620          106,620
                                                                      ----------       ----------

Balance - October 31, 1999              83,500        3,260,558       (2,950,834)         393,224
                                                                      ----------       ----------
Net Income and Adj Y/E                                                    39,398           39,398
                                                                      ----------       ----------
Balance -October 31, 2000               83,500        3,260,558       (2,911,436)         432,622

Net Loss -6 mos April 30, 2001                                           (35,675)         (35,675)

Balance - April 30, 2001                83,500        3,260,558       (2,947,111)         396,947
                                    ----------       ----------       ----------       ----------

                            NEW YORK FILM WORKS, INC.
                  Notes to Financial Statements April 30, 2001

Note 1: Summary of Significant Accounting Policies

Description of Business: The Company provides full service film processing services principally for the professional photographic market.

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

Discussion of Financial Condition and Results of Operations

Results of Operations - Three Months and Six Months ended April 30, 2001 and
2000

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended April 30, 2001 were $302,443 as compared to sales of $345,794 for the corresponding period ended April 30, 2000. The demand for our products and services decreased by $43,351. Total Sales for the six month period ended April 30, 2001 decreased slightly by $1,930 from the corresponding period ended April 30, 2000; thus Total Sales for the current six month period were $647,486 as compared to Total Sales of $649,416 for the six months ended April 30, 2000. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues.

The Cost of Sales decreased to $199,472 for the three months ended April 30, 2001 as compared to the reported Cost of Sales of $204,703 for the corresponding period ended April 30, 2000. During the six months ended April 30, 2001, Cost of Sales decreased by approximately $7,305 from the corresponding period ended April 30, 2000; thus Cost of Sales for the current six month period were $402,927 as compared to Cost of Sales of $410,232 for the six months ending April 30, 2000.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses have decreased by $59,155 from $155,594 for the three months ended April 30, 2000 to $96,439 for the three months ended April 30, 2001. General and Administrative Expenses for the six months ended April 30, 2001 decreased to $211,441 from $268,785 for the six months ended April 30, 2000. Our Selling and Shipping Expenses, increased by $3,110 from $25,834 for the three months ended April 30, 2000 to $28,944 for the three months ended April 30, 2001 due primarily to the costs and expenses associated with selling and shipping our products. Our Selling and Shipping Expenses for the six months ended April 30, 2001 were $68,793 as compared to $53,508 for the corresponding period ended April 30, 2000.

Liquidity and Capital Resources

At April 30, 2001 our Company's Cash and Cash Equivalents were $153,558 compared to $197,326 at October 31, 2000.

Our Company had working capital of $240,923 for the three months ended April 30, 2001 compared to working capital of $289,960 at October 31, 2000. We believe we have sufficient cash resources and working capital requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   The following exhibit was filed as part of this report:

            Exhibit 11. Statement re: computation of per share earnings

      (b) No reports on Form 8-K were filed during the quarter ended April 30, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2001                             NEW YORK FILM WORKS, INC.


                                                 By: /s/ Michael V. Cohen
                                                     ---------------------------
                                                     Michael V. Cohen, President