Form 10QSB
period 2001-07-31
NEW YORK FILM WORKS INC
filed 2001-09-28
CIK 739279

UNIITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 2001
                                             -------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _______ to _________

              Commission file number 0-13245
                                     -------

                            New York Film Works, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                       13-3051895
----------------------------------             ---------------------------------
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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 27, 2001 was 83,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes |_|   No |X|

                            NEW YORK FILM WORKS, INC.
                           Index Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements:

         Balance Sheets as of July 31, 2001
         (unaudited) and October 31, 2000                                      4

         Statement of Profit and Loss for the
         Three Months Ended and Nine Months Ended July 31, 2001
         (unaudited) and July 31, 2000                                         6

         Statement of Shareholders' Equity for the Period Ended
         July 31, 2001                                                         7

         Statement of Cash Flows for the
         Nine Months Ended July 31, 2001 and 2000 (unaudited)                  8

         Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended July 31, 2001, are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended October 31, 2000.

                            NEW YORK FILM WORKS, INC.
                              BALANCE SHEETS as at
             July 31,2001 (unaudited) and October 31, 2000 (audited)

                                                           Assets

                                               July 31, 2001   October 31, 2000
                                               -------------   ----------------
Current Assets:

  Cash and Cash Equivalents - Note 1            $  135,883         $  197,326

  Accounts Receivable-Net                          129,850            128,415

  Inventory - Note 1                                13,418             13,495

  Prepaid Expenses                                   2,253              2,388

  Prepaid Insurance                                  5,223              5,711
                                                ----------         ----------
        Total Current Assets                       286,627            347,335

Property, Plant and Equipment:

  Machinery and Equipment -Net                   1,752,949          1,727,445

  Furniture and Fixtures                           189,048            189,048

  Leasehold Improvements                           436,180            436,180
                                                ----------         ----------
        Total                                    2,378,176          2,352,673

Less: Accumulated Depreciation                   2,242,070          2,242,069
                                                ----------         ----------

  Property, Plant and Equipment - Net              136,106            110,604

Other Assets:

  Security Deposits                                 31,680             32,058
                                                ----------         ----------
        Total Assets                            $  454,413         $  489,997
                                                ----------         ----------

                            NEW YORK FILM WORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
         As of July 31, 2001 (Unaudited) and October 31, 2000 (Audited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             July 31, 2001    October 31, 2000
                                             -------------    ----------------

Current Liabilities:

  Accounts Payable                                23,250             21,403
  Accrued Expenses & Taxes                        41,822             35,972
                                              ----------         ----------
        Total Current Liabilities                 65,072             57,375

Stockholders' Equity:

  Common Stock - $.001 Par Value
  120,000,000 Shares Authorized;
  83,500,000 Shares Issued and
  Outstanding                                     83,500             83,500

Capital in Excess of Par                       3,260,558          3,260,558

Retained Earnings (Deficit)                   (2,954,717)        (2,911,436)
                                              ----------         ----------
          Total Shareholders' Equity             389,341            432,622

          Total Liabilities and
            Shareholders' Equity                 454,413            489,997
                                              ----------         ----------

                            NEW YORK FILM WORKS, INC.
                          STATEMENT OF PROFIT AND LOSS

                               3 mo ended          9 mo ended          3 mo ended          9 mo ended
                               July 31, 2001       July 31, 2001       July 31, 2000       July 31, 2000
                               -------------       -------------       -------------       -------------
Sales                               327,853             975,339             345,794             649,416
Cost of Sales                       202,734             605,661             204,703             410,232
                               ------------        ------------        ------------        ------------
Gross Profit                        125,119             369,678             141,091             239,184

Operating Expenses:

Selling and Shipping                 41,860             110,653              25,834              53,508
General and Admin                    90,865             302,306             155,594             268,785

                               ------------        ------------        ------------        ------------
Total Operating Expenses            132,725             412,959             181,428             322,293
                               ------------        ------------        ------------        ------------
Net Income (Loss) from
Operations                     $     (7,606)       $    (43,281)       $    (40,337)       $    (83,109)
                               ------------        ------------        ------------        ------------
Earnings(Loss)before tax       $     (7,606)       $    (43,281)       $    (40,337)       $    (83,109)

Income Tax                                0                   0                   0                   0
                               ------------        ------------        ------------        ------------
Net Income (Loss)              $     (7,606)       $    (43,281)       $    (40,337)       $    (83,109)

Earnings Per Share                     0.00                0.00                0.00                0.00

Weighted Average Number
 Of Shares                       83,500,000          83,500,000          83,500,000          83,500,000

                            NEW YORK FILM WORKS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                     From November 1, 1998 to July 31, 2001

                                                     Capital in        Retained          Total
                                      Common         Excess            Earnings          Shareholders'
                                      Stock          of Par            (Deficit)         Equity
                                     --------        ----------        ----------        -------------
Balance - November 1, 1998             83,500         3,260,558        (3,057,454)        286,604

Net Income (Loss) Y/E 10-31-99                                            106,620         106,620
                                                                       ----------         -------

Balance - October 31, 1999             83,500         3,260,558        (2,950,834)        393,224
                                                      ---------        ----------
Net Income and Adj Y/E                                                     39,398          39,398
                                                                       ----------         -------
Balance -October 31, 2000              83,500         3,260,558        (2,911,436)        432,622

Net Loss -9 mos July 31, 2001                                             (43,281)        (43,281)

Balance - July 31, 2001                83,500         3,260,558        (2,954,717)        389,341
                                       ------         ---------        ----------         -------

                            NEW YORK FILM WORKS, INC
                             STATEMENT OF CASH FLOWS
                Nine months ended JULY 31, 2001 and July 31, 2000

                                                   July 31,           July 31,
                                                   2001               2000
                                                   ---------          ---------
Cash flows from operations                           (43,281)           (89,958)

Increase (Decrease) in Cash

Accounts Receivable                                   (1,435)               884

Inventory                                                 77             (1,044)

Prepaid Expenses                                         135              6,298

Prepaid Insurance                                        488              3,761

Security Deposits                                        378                -0-

Notes Payable                                            -0-             12,790

Accounts Payable                                       1,847              9,575

Accrued Expenses                                       5,850              5,837

Stockholders Loans                                       -0-            (28,458)

Cash flows from investing activities:

  Purchase of Property and Equipment                 (25,502)           (25,907)
                                                   ---------          ---------

Increase (Decrease in Cash)                          (61,443)          (106,222)

Cash beginning                                       197,326            167,169
                                                   ---------          ---------

Cash end                                           $ 135,883          $  60,947
                                                   ---------          ---------

                            NEW YORK FILM WORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS July 31, 2001

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

Discussion of Financial Condition and Results of Operations

Results of Operations - Three Months and Nine Months ended July 31, 2001 and
2000

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended July31, 2001 were $327,853 as compared to sales of $345,794 for the corresponding period ended July 31, 2000. The demand for our products and services decreased by $17,941. Total Sales for the nine month period ended July 31, 2001 increased by $325,923 from the corresponding period ended July 31, 2000; thus Total Sales for the current nine month period were $975,339 as compared to Total Sales of $649,416 for the nine months ended July 31, 2000. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues.

The Cost of Sales decreased to $202,734 for the three months ended July 31, 2001 as compared to the reported Cost of Sales of $204,703 for the corresponding period ended July 31, 2000. During the nine months ended July 31, 2001, Cost of Sales increased by approximately $195,429 from the corresponding period ended July 31, 2000; thus Cost of Sales for the current nine month period were $605,661 as compared to Cost of Sales of $410,232 for the nine months ending July 31, 2000.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses have decreased by $64,729 from $155,594 for the three months ended July 31, 2000 to $90,865 for the three months ended July 31, 2001. General and Administrative Expenses for the nine months ended July 31, 2001 decreased to $302,306 from $268,785 for the nine months ended July 31, 2000. Our Selling and Shipping Expenses, increased by $16,026 from $25,834 for the three months ended July 31, 2000 to $41,860 for the three months ended July 31, 2001 due primarily to the costs and expenses associated with selling and shipping our products. Our Selling and Shipping Expenses for the nine months ended July 31, 2001 were $110,653 as compared to $53,508 for the corresponding period ended July 31, 2000.

Liquidity and Capital Resources

At July 31, 2001 our Company's Cash and Cash Equivalents were $135,883 compared to $197,326 at October 31, 2000.

Our Company had working capital of $221,555 for the three months ended July 31, 2001 compared to working capital of $289,960 at October 31, 2000. We believe we have sufficient cash resources and working capital requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.
      Exhibit 11. Statement re: computation of per share earnings.

(b)   Reports on Form 8-K.
      None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2001                      NEW YORK FILM WORKS, INC.


                                              By: /s/ Michael V. Cohen
                                              ----------------------------------
                                              Michael V. Cohen, President