Form 10QSB/A
period 2001-07-31
NEW YORK FILM WORKS INC
filed 2001-11-28
CIK 739279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _________

Commission file number 0-13245

NEW YORK FILM WORKS, INC.

(Exact name of small business issuer as specified in its charter)

New York	13-3051895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

928 Broadway, New York, New York 10010

(Address of principal executive offices)

(212) 475 – 5700

(Issuer’s telephone number)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ]   No [  ]   Not Applicable  [x] -Securities have not been distributed.

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of September 27, 2001 was 83,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]       No [X]

#

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

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

#

NEW YORK FILM WORKS, INC.

BALANCE SHEETS as at

July 31,2001 (unaudited) and October 31, 2000 (audited)

ASSETS

	July 31, 2001	October 31, 2000
Current Assets:
Cash and Cash Equivalents - Note 1	$ 135,883	$ 197,326
Accounts Receivable-Net	129,850	128,415
Inventory - Note 1	13,418	13,495
Prepaid Expenses	2,253	2,388
Prepaid Insurance	5,223	5,711
Total Current Assets	286,627	347,335

Property, Plant and Equipment:

Machinery and Equipment –Net	1,752,949	1,727,445
Furniture and Fixtures	189,048	189,048
Leasehold Improvements	436,180	436,180
Total	2,378,176	2,352,673

Less: Accumulated Depreciation	2,242,070	2,242,069

Property, Plant and Equipment - Net	136,106	110,604

Other Assets:

Security Deposits	31,680	32,058
Total Assets	$ 454,413	$ 489,997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts Payable	23,250	21,403
Accrued Expenses & Taxes	41,822	35,972
Total Current Liabilities	65,072	57,375

Stockholders' Equity:

Common Stock - $.001 Par Value 120,000,000 Shares Authorized; 83,500,000 Shares Issued and Outstanding	83,500	83,500

Capital in Excess of Par	3,260,558	3,260,558

Retained Earnings (Deficit)	(2,954,717)	(2,911,436)
Total Shareholders' Equity	389,341	432,622

Total Liabilities and Shareholders' Equity	454,413	489,997

#

NEW YORK FILM WORKS, INC.

STATEMENT OF PROFIT AND LOSS

Three months and nine months ended July 31,2001 (unaudited)

	3 mo ended	9 mo ended	3 mo ended	9 mo ended
	July 31, 2001	July 31, 2001	July 31, 2000	July 31, 2000

Sales	327,853	975,339	387,955	1,037,371
Cost of Sales	202,734	605,661	199,364	609,596
Gross Profit	125,119	369,678	188,591	427,775

Operating Expenses:

Selling and Shipping	41,860	110,653	48,106	101,614
General and Admin	90,865	302,306	37,160	305,945

Total Operating Expenses	132,725	412,959	85,266	407,559
Net Income (Loss) from Operations	$ (7,606)	$ (43,281)	$103,325	$ 20,216
Earnings(Loss)before tax	$ (7,606)	$ (43,281)	$103,325	$ 20,216

Income Tax	0	0	0	0
Net Income (Loss)	$ (7,606)	$ (43,281)	$103,325	$ 20,216

Earnings Per Share	0.00	0.00	0.00	0.00

Weighted Average Number Of Shares	83,500,000	83,500,000	83,500,000	83,500,000

#

NEW YORK FILM WORKS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

From November 1, 1998 to July 31, 2001

	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit)	Total Shareholders' Equity
Balance - November 1, 1998	83,500	3,260,558	(3,057,454)	286,604

Net Income (Loss) Y/E 10-31-99			95,527	95,527

Balance - October 31, 1999	83,500	3,260,558	(2,9561,927)	382,131

Net Income Y/E October 31, 2000			50,491	50,491

Balance –October 31, 2000	83,500	3,260,558	(2,911,436)	432,622

Net Loss –9 mos July 31, 2001			(43,281)	(43,281)

Balance – July 31, 2001	83,500	3,260,558	(2,954,717)	389,341

#

NEW YORK FILM WORKS, INC

STATEMENT OF CASH FLOWS

Nine months ended JULY 31, 2001 and July 31, 2000

	July 31, 2001	July 31, 2000
Net income/(loss) for the period	(43,281)	20,216

Increase (Decrease) in Cash from:

Accounts Receivable	(1,435)	21,465

Inventory	77	(959)

Prepaid Expenses	1,001	5,460

Accounts Payable	1,847	(7,763)

Accrued Expenses	5,850	16,382

Stockholders Loans	-0-	(28,458)

Cash flow from operations	(35,491)	26,343
Cash flows from investing activities:

Purchase of Property and Equipment	(25,502)	(25,393)

Increase (Decrease in Cash)	(61,443)	(950)

Cash beginning	197,326	167,169

Cash end	$135,883	$166,219

#

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

Leasehold Improvements

10 Years

Machinery and Equipment

7 Years

Furniture and Fixtures.

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

#

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations – Three Months and Nine Months ended July 31, 2001 and 2000

Results of Operations.  Total Sales for the quarter ended July 31, 2001 were $327,853 compared to sales in the prior year of $387,955. The decline of $60,102 reflected a general decline in business activity in the quarter. Total Sales for the nine months ended July 31, 2001 were $975,339 compared to sales in the prior year of $1,037,371. The decline of $62,032 reflected the general decline in business activity in the third quarter . Selling and Shipping Expenses of $41,860 in the quarter were lower than last year by $6,246 reflecting the lower sales level. Selling and Shipping Expenses of $110,653 for the nine months were higher than last year by $9,039 reflecting higher costs in the first six months of the current year. General and Administrative Expenses of $90,865 in the quarter were $53,705 higher than last year; the principal year over year difference in the quarter arises from receipt of insurance proceeds in the prior year in the amount of $66,158. Without this item, G & A expenses were $12,453 less than last year reflecting the lower sales level and productive efforts to reduce overheads. General and Administrative Expenses of $302,306 for the nine months were $ 3,639 lower than the prior year reflecting the lower sales level and productive efforts to reduce overheads.

Operating results in this year’s third quarter resulted in a loss of  $7,606 compared to a profit in the prior year of $103,325, which reflected the insurance proceeds of $66,158. Without the insurance proceeds, the loss compared to the prior year profit results principally from the reduced sales level this year. For the nine months this year, Operating results resulted in a loss of $43,281 compared to a profit last year of $20,216. The decline in profitability year over year results principally from the reduced sales level.

Liquidity and Capital Resources.

For the nine months through July 31,2001 cash flow from operations was negative $35,941 directly attributable to the Loss from Operations. Additions to Property and Equipment for updating equipment amounted to $25,502. Total Cash Flow for the nine months was negative $61,443, reducing cash balances to $135,883. In the prior year, cash flow from operations was $26,343 reflecting the favorable operating results. Property and Equipment purchases amounted to $25,393 in the prior year.

As at July 31, the Company had cash and cash equivalent balances of $135,883 compared to $197,326 at October 31, 2000. Working Capital amounted to $221,555 at July 31, 2001 compared to $289,960 at October 31, 2000. We believe we have sufficient cash resources and working capital to meet our requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

PART II - OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits.

None

(b)

Reports on Form 8-K.

None.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2001

NEW YORK FILM WORKS, INC.

By:

/s /  Michael V. Cohen

Michael V. Cohen, President

#