Form 10-K405/A
period 2001-10-31
NEW YORK FILM WORKS INC
filed 2002-02-25
CIK 739279

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

|_|

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number 0-13245

NEW YORK FILM WORKS, INC.

(Name of small business issuer in its charter)

New York	13-3051895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $1,274,538

As of Fabruary 20, 2002, the aggregate market value of the voting and non-voting common equity, based on the last reported sale price of the issuer's voting stock, held by non-affiliates was $101,544. Exclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 20, 2002: 91,000,000

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

Since the period of our bankruptcy filing up to the fiscal year ended October 31, 1998, we failed to file our periodic reports with the Securities and Exchange Commission and, as a result, were delisted from the National Association of Securities Dealers Inc. Bulletin Board. Currently, we are up to date on our SEC reporting and trade sporadically on the Bulletin Board. We operate a full service photo-processing laboratory. We will be taking advantage of the technological and digital advances that have been developed in the film processing industry. Our product line has expanded to include: "Digital C-Prints," Computer Graphic Output Scanning Services, Laser Prints and Video Transfer Services.

Our principle place of business is located at 928 Broadway, New York, New York 10010 and our telephone number is (212) 475-5700.

General.

We provide a variety of film processing, film finishing and image conversion and related services to professional photographers, corporate and institutional clients and to the amateur photography market. We operate full service dark-room/laboratory facilities and retail photography services at our New York facility.

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

Customers.

For the fiscal year ended October 31, 2001, no one customer accounted for more than 10% of New York Film's total sales. As of October 31, 2001, New York Film's customer base consisted of approximately 20% professional photographers, 10% film dealers, 20% corporate and commercial accounts, and 50% retail professional and quality-oriented amateurs. Our customers include: The Central Park Conservancy, NYU University, Kratz and Jensen, Nike and The Museum of Modern Art.

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

Competition.

There are numerous entities and persons in the continental United States which provide a variety of photo finishing and processing services similar to the ones we provide. Many of our competitors are much larger than our Company and have greater financial resources than we do. We compete in a very local area and competition ranges from full service labs such as ours to the local “one-hour” photo service operated by local grocery and pharmaceutical retailers.

Seasonality.

The nature of our business is not seasonal.

Government Contracts.

No material portion of our business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government.

Research and Development.

During the fiscal years ending October 31, 2001 and 2000, no funds were expended for research and development.

Environmental Regulations.

We use various chemicals to process and develop film. The use of such chemicals by our Company may be subject to Federal, state and local government environmental regulations. The film processing procedures currently utilized by our Company produces no toxic wastes as a by-product. Bleach used by our Company is recycled after use. However, we cannot provide assurances that any chemicals utilized by the Company now or in the future will not be regulated by Federal, state and local authorities, and that such regulations will not adversely affect our Company's business. The cost of complying with environmental laws is not material and relates principally to proper material handling as prescribed by our suppliers.

Patents.

No relevant patents currently apply.

Employees.

As of October 31, 2001, we employ 14 persons on a full-time basis, including 2 officers, 3 administrative personnel and 9 technicians.

We consider our relationship with our employees satisfactory. As of the date hereof, none of our Company's employees is a member of a union and we are currently not aware of any attempt or plan to unionize any of our employees.

Proposed acquisition of Cinegram Media, Inc.

October 10, 2001, we entered into an agreement with Cinegram Media, Inc. and its stockholders. Under the agreement, the stockholders are to exchange their common stock and preferred stock of Cinegram for shares of New York Film Works. The agreement does not require the approval of our shareholders, but in order to complete it we will have to make some amendments to our Certificate of Incorporation and complete a reverse stock split of our outstanding common stock. We have filed a preliminary information statement with the Securities and Exchange Commission relating to the meeting of shareholders to be called to make the necessary amendments to our Certificate of Incorporation as well as to approve creation of an incentive stock option plan. A majority of our shareholders have indicated that they intend to vote for these proposals at the meeting. As the result of delays encountered in the course of review of the information statement by the Securities and Exchange Commission, the parties agreed as of December 20, 2001, the exchange would be given effect as between the parties as of December 31, 2001 regardless of the date on which the reverse stock split is approved by the New York Film Works shareholders.

Upon approval of the reverse stock split, New York Film Works, Inc. will issue shares of New York Film Works to the stockholders of Cinegram Media, Inc. in exchange for all of the issued and outstanding shares of Cinegram Media, Inc. Cinegram Media Inc will then become a wholly owned subsidiary of New York Film Works, Inc. Each outstanding Cinegram Media share will be exchanged for 3.207 shares of New York Film Works, Inc. so that after the share exchange the former Cinegram Media shareholders will own 65% of New York Film Works, Inc. and the current shareholders of New York Film Works, Inc. will own 35% of the expanded share base of the Company. In addition, options to purchase shares in New York Film Works, Inc. will be issued at the same exchange rate to the holders of options and/or warrants in Cinegram Media Inc. If Cinegram achieves certain performance targets, additional shares and options may be issued to the Cinegram share/option/warrantholders so that the former Cinegram stockholders would own (if calculated at the closing date of the share exchange), up to 75% of the expanded share base of New York Film Works, Inc.

Cinegram Media, Inc.  publishes high quality, interactive, multimedia products and provides gallery quality digitally produced artwork. It is a privately owned company incorporated in Delaware in 1996. Since 1996, Cinegram has focused on development of product concepts and initial products, and establishing strategic relationships with

•

various business organizations to provide production and marketing services and

•

organizations owning intellectual property that the company will use in the development of its product lines.

Cinegram provides “content”; it uses technology to present content in exciting new ways in the $3 billion PC-based “edu-tainment” software market. Cinegram's multimedia products are entertaining general interest and educational software programs designed for use on personal computers at home and in the classroom.

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

Our shares are thinly traded.

Our common stock is quoted on the Over The Counter Bulletin Board under the symbol NYFW. The shares trade only sporadically and in low volumes in that market and as a result the price of the shares may be volatile and it is likely to be difficult to sell significant amounts of our shares without having a major impact on the sale price.

Additional risks are associated with the proposed acquisition of Cinegram.

The proposed acquisition of Cinegram, when completed, will introduce the following additional risks.

•

more working capital may be needed to support an increase in the scope of our operations;

•

there is a possibility that the demand for Cinegram Media's products may be less than Cinegram and New York Film Works expect;

•

larger and better-funded companies may be able to develop technology for interactive products that would be superior to that of Cinegram Media, or would have a lower cost;

•

there is a possibility that if Cinegram Media's business plan is successful other companies with more resources and greater name recognition may enter the field; and

•

we will have to deal with technical, operational, managerial, and personnel-related challenges in integrating the two companies.

Item 2. Description of Property.

Our Company presently occupies 9,000 square feet of space located at 928 Broadway, New York, New York 10010. Our lease expires on February 28, 2006. Our annual rent, beginning March 1, 2001 and ending February 28, 2002, is $314,400.00 ($26,200.00 per month). The property is maintained by us in conditions conducive to the retail client we attract and are generally in satisfactory condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended October 31, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

New York Film Works common stock has been traded on the Electronic Bulletin Board under the symbol NYFW since April 2001.

Per Share Market Price Data

The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of New York Film Works common stock as reported on the Electronic Bulletin Board:

	High	Low
First Quarter ended January 31, 2001	n/a	n/a
Second Quarter ended April 30, 2001	$0.01	$0.005
Third Quarter ended July 31, 2001	$0.10	$0.005
Fourth Quarter ended October 31, 2001	$0.018	$0.005

(b)

Holders. The number of record holders of our Company's common stock was approximately 1158 on February 20, 2002, computed by the number of record holders, excluding record holders for  whom shares are being held in the name of brokerage houses and clearing agencies.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations.

Fiscal year ended October 31, 2001 (the "fiscal year 2001") compared to fiscal year ended October 31, 2000 (the "fiscal year 2000").

Sales for our fiscal year 2001 were $1,274,538 as compared to sales of $1,441,497 for our fiscal year 2000. Sales decreased by $166,959 or 11.6%. Sales were adversely affected by general business conditions and by the events of September 11, 2001. Sales in the quarter ended October 31, 2001 were $107,403 below the same period of the previous year, or 64% of the decline for the full year). Our revenues were generated by sales to professional photographers,  photographic editors of magazines and periodicals, and amateur photographers;  no single customer accounted for 10% or more of our revenues.

Cost of services sold (Cost of Sales) decreased from $931,131 to $922,729 or 0.9% compared to the decrease in sales revenues of 11.6%. Gross Margin declined from 35.4% of sales revenue to 27.6% of sales revenue. The variable portion of Cost of Services (materials, third party processing and labor costs) were reduced through management control as a percentage of sales (0.8 percentage points). These cost reductions were offset by increases in the overhead components of rent, facility costs and depreciation. As a result of the reduction in sales and the impact of the increase in fixed cost components of Cost of Services, gross margin declined by $158,556, or 31% from the prior year.

Our Selling and Shipping Expenses, increased by $21,237 from $124,668 for our fiscal 2000 to $145,906. The increase is principally attributable to increases in commission expenses and commercial rent tax. The increase in commission expense is a result of increased selling efforts in the face of the tight business conditions.

Administrative and General Expenses have increased by $21,316 or 6.3% from $335,206 for our fiscal year 2000 to $358,999 for our fiscal year 2001. The principal increases were in administrative staff costs and professional services relating to additional costs of re-activating the Companies public trading status. All other administrative expenses including administrative salaries were reduced.

Results of operations for 2001 amounted to a net loss of $148,238 compared to net income in 2000 of $50,491. The decline in profitability of $198,729 from 2000 to 2001 can be attributed to the reduced sales of $166,959, the increased costs of our facilities, the increase in the cost of obtaining sales and the added costs of complying with the requirements of a publicly traded company. Management is pursuing all opportunities to increase the business revenues of the Company and to reduce costs.

Liquidity and Capital Resources.

During our fiscal year 2001, cash flow from operations was negative $75,874 compared with cash provided of $82,933 during our prior fiscal year. The unfavorable change in cash flow from operations of $158,993 is directly attributable to the decline in profitability. Management is pursuing all opportunities to increase the business revenues of the Company and to restore operations to financial self-sufficiency. Fixed Asset additions in both years related to replacing and upgrading our processing equipment.

Our Company had working capital of $154,453 at the end of the fiscal year 2001 compared to working capital of $289,960 at the end of the fiscal year 2000. Barring unusual circumstances like September 11, 2001, we believe we have sufficient cash resources and working capital to meet our capital requirements for the balance of the current fiscal year. We finance our operations primarily with funds generated from operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

During the fiscal year ending October 31, 2001, the following individuals served as executive officers and directors of our Company.

Name	Age	Position with Company	Officer Since	Director Since
Michael V. Cohen	38	President and Director	1993	1993
Stephen M. Cohen	30	General Manager, Secretary-Treasurer and Director	1998	1998

Our directors are elected for a term of one year, or until their successors are duly elected and qualified. There are no arrangements or understandings between any director and other person(s), pursuant to which a director was selected as a director.

During fiscal 2001, there were six meetings of the Board of Directors.

Our executive officers are elected for a term of one year, or until their successors are duly elected and qualified or until terminated by action of the Board of Directors.

Our Company will be electing a new director according to the procedures of the Business Corporation Law of New York State.

Michael V. Cohen. Mr. Michael V. Cohen has served as our President and a director of our Company for the past nine years. Since becoming President, Mr. Cohen reorganized our corporate structure and without the assistance of outside capital, structured our Company's emergence from Chapter 11. Mr. Cohen has expanded our Company's product line to include "Digital C- Prints," Computer Graphic output, Scanning Services, Laser Prints and Video Transfer Services. Mr. Cohen has been employed at our Company for the past ten years in the following capacities: Director of Operations and Special Projects Coordinator. From 1989 until 1991, he served as the Secretary of our Company. Mr. Cohen received a B.S. degree in Business Administration from the Rochester Institute of Technology.

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

Item 10. Executive Compensation.

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)
Michael V. Cohen, President	2001	$82,808
	2000	$77,481
	1999	$69,938

For the fiscal year ended October 31, 2001, no executive officer, other than our President, received total remuneration from our Company in excess of $70,000.

Compensation of Directors

We do not compensate our directors for serving in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table of stock ownership and notes thereto relate as of February 20, 2002 to the common stock of our Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of common stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all person listed below have sole voting and sole investment power over the shares owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Class (1) (2)	Percent
Gerald Cohen 3200 North Ocean Boulevard Unit 1602 D Ft. Lauderdale, FL 33308	29,169,670	32.1%
Michael V. Cohen 928 Broadway New York, NY 10010	11,058,282	12.2%
All directors and executive officers as a group (1)	11,058,282	12.2%

(1)   Based on a total of 91,000,000 shares of common stock issued and outstanding.

(2)   All such ownership is direct unless otherwise stated.

Item 12. Certain Relationships and Related Transactions.

(a)   Transactions with Management and others.

During the fiscal year, Gerald Cohen, a principal shareholder, provided consulting services with a value of $18,750 to the Company with respect to strategic planning and future directions for the Company. Mr. Cohen agreed to accept 7,500,000 common shares of the Company in lieu of a cash payment for those services. In addition, Mr. Cohen provided a short-term loan of $15,000 in the form of a four-month note bearing interest at ten percent (10%) per annum.

(c)   Parents of Small Business Issuer.

      None.

(d)   Transaction with Promoters.

      None.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Documents filed as part of this Report:

1.    Financial Statements:

      -     Report of Independent Certified Public Accountant;

      -     Balance Sheets as of October 31, 2001 and 2000;

      -     Statement of Shareholders' Equity from November 1, 1998 through October 31, 2001;

      -     Statement of Profit and Loss for the years ending October 31, 2001 and October 31, 2000;

      -     Statement of Cash Flows for the years ending October 31, 2001 and October 31, 2000;

      -     Notes to Financial Statements.

2. Financial Statement Schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3. Exhibits and Index:

Exhibit

No.

Description

2.1

Exchange Agreement dated October 10, 2001, incorporated by reference to Annex A to amended Information Statement filed February 15, 2002

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

10.1

Lease agreement dated August 3, 1995 between the Registrant and Hadson Realty *

10.2

Lease agreement dated as of February 29, 2000 between the Registrant and Hadson Realty*

*     Filed with Form 10-KSB for fiscal year ended October 31, 1999 and incorporated by reference herein.

(b)   No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended October 31, 2001.

Item 7.

INDEX TO FINANCIAL STATEMENTS

New York Film Works, Inc.

Years Ended October 31, 2001 and October 31, 2000

Page

Report of Independent Certified Public Accountant

F-1

Balance Sheets as of October 31, 2001 and 2000

F-2

Statement of Shareholders' Equity from October 31, 1998 through October 31, 2001

F-4

Statement of Profit and Loss for the years ending October 31, 2001 and October 31, 2000

F-5

Statement of Cash Flows for the years ending October 31, 2001 and October 31, 2000

F-6

Notes to Financial Statements

F-7

DAVID SUSS

CERTIFIED PUBLIC ACCOUNTANT

271 MADISON AVENUE

SUITE 208

NEW YORK, NY 10016

(212) 883-1050

FAX (212) 601-5260

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors

New York Film Works, Inc.

928 Broadway

New York, New York 10010

Gentlemen:

I have audited the accompanying Balance Sheet of New York Film Works, Inc., as of October 31, 2001 and 2000, and the related Statements of Profit and Loss, shareholders' Equity, and Cash Flows for the years ended October 31, 2001, and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Film Works, Inc. as of October 31, 2001, and 2000, and the results of its operations and its cash flows for the years ended October 31, 2001 and 2000, in conformity with generally accepted accounting standards.

Respectfully submitted,

/s/ David Suss

David Suss, CPA

January 31, 2002

New York, N.Y.

NEW YORK FILM WORKS, INC.

BALANCE SHEET

AS OF OCTOBER 31

ASSETS

Current Assets:	2001	2000

Cash and Cash Equivalents - Note 1	$ 110,948	$ 197,326
Accounts Receivable-Net of allowance for doubtful accounts of $7,000 and $750	101,053	128,415
Inventory-Note 1	12,888	13,495
Prepaid Expenses	9,020	8,099
Total Current Assets	233,909	$ 347,335

Property, Plant and Equipment:

Machinery and Equipment	1,752,948	1,727,445
Furniture and Fixtures	189,048	189,048
Leasehold Improvements	436,180	436,180
Total	$2,378,176	$2,352,673

Less: Accumulated Depreciation	2,261,553	2,242,069

Property, Plant and Equipment-Net	$ 116,623	$ 110,604

Other Assets:

Security Deposits	32,058	32,058

Total Assets:	$ 382,590	$ 489,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:	2001	2000

Notes Payable-Shareholders	15,000	--
Accounts Payable	30,441	21,403
Accrued Expenses	34,015	35,972
Total Current Liabilities:	$ 79,456	$ 57,375

Stockholders' Equity:

Common Stock-$.001 Par Value 120,000,000 shares authorized; 91,000,000 and 83,500,000 shares issued and outstanding as of October 31, 2001 and 2000, respectively	91,000	83,500
Capital in Excess of Par	3,271,808	3,260,558
Retained Earnings (Deficit)	(3,059,674)	(2,911,436)

Total Shareholders' Equity	303,154	432,622

Total Liabilities and Shareholders' Equity	$ 382,590	$ 489,997

NEW YORK FILM WORKS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

FROM NOVEMBER 1, 1998 TO OCTOBER 31, 2001

	Number of Shares	Value at par	Additional Paid in Capital	Accumulated Deficit
Balance-November 1, 1998	83,500,000	83,500	3,260,558	(3,057,454)

Net Income (Loss)
Y/E 10/31/99				95,527

Balance-October 31, 1999	83,500,000	83,500	3,260,558	(2,961,927)

Net Income (Loss)
Y/E 10/31/00				50,491

Balance-October 31, 2000	83,500,000	$83,500	$3,260,558	$(2,911,436)

Year Ended October 31, 2001

Shares Issued for Services	7,500,000	7,500	11,250

Net Loss for the Year				(148,238)

Balance-October 31, 2001	91,000,000	$91,000	$3,271,808	$(3,059,674

NEW YORK FILM WORKS, INC.

STATEMENT OF PROFIT AND LOSS

FOR THE YEAR ENDING OCTOBER 31

	2001	2000

Sales	$1,274,538	$ 1,441,497

Cost of Sales	922,729	931,131

Gross Profit	351,809	$ 510,365

Operating Expenses:

Selling and Shipping	145,906	124,668

General and Administrative	358,999	337,682

Total Operating Expenses	$ 504,904	$ 462,351

Net Income/(Loss) from Operations	$ 153,096	48,014

Interest Income	4,858	2,476

Earnings/(Loss) Before Income Tax	$(148,238)	$ 50,491

Income Tax	-	-

Net Income/(Loss)	$(148,238)	50,491

Earnings Per Share	$ (0.00)	$0.00

Weighted Average Number of Shares	84,075,342	83,500,000

NEW YORK FILM WORKS, INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDING OCTOBER 31

	2001	2000

Cash Flows from Operations

Net Income/(loss)	$ (148,238)	$ 50,491

Depreciation	19,483	16,558

Increase (Decrease) in Working Capital:

Accounts Receivable	27,363	24,717

Inventory	607	(1,584)

Prepaid Expenses	(921)	5,502

Accounts Payable	9,038	(15,447)

Accrued Expenses	(1,957)	2,696

Cash Flow from Operations	$(75,874)	82,933

Cash Flows from Investing Activities

Purchase of Property and Equipment	(25,503)	(24,318)

Cash Flows from Investing Activities	$ (25,503)	$(24,318)

Cash Flows from Financing Activities

Notes Payable - Shareholder	15,000	(28,458)

Cash Flow from Financing Activities	15,000	(28,458)

Increase (Decrease in Cash)	(86,377)	30,157

Cash Beginning of Year	197,326	167,169

Cash End of Year	$ 110,949	$ 197,326

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2001 AND 2000

1) New York Film Works, Inc., a New York corporation, provides film processing, film finishing and image-conversion and related services to professional photographers, corporate and institutional clients and to the amateur photography market. The Company operates full service dark-room/laboratory facilities and retail photography services at its facility at 928 Broadway in New York City.

2) Summary of Significant Accounting Policies

These Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of Financial Statements in accordance with Generally Accepted Accounting Principles requires management to make estimates and choices in the application of the accounting principles.

a) Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

b) Accounts Receivable Allowances: Accounts Receivable Balances are reviewed on a regular basis and an allowance is made for doubtful accounts.

c) Inventories: Inventories consist of supplies and raw materials, and are stated at the lower of cost or market, on a first-in, first-out basis.

d) Property, Plant and Equipment: Fixed Assets are recorded at cost. Additions, renewals and improvements, unless of relatively minor amounts, are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

e) Depreciation: For financial reporting, depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Leasehold Improvements

- 10 years.

Machinery and Equipment

- 10 years

Furniture and Fixtures

-  7 years

f) Revenue Recognition: Sales Revenues are recognized when the services are performed and a photographic service or product is delivered to the customer. Sales are made to corporate and individual customers at the Company’s facility. Terms of sale are cash and/or credit card, or for established accounts on net 30 day terms; the company’s revenues are about 50% from cash/credit card sales and about 50% net 30 day terms. Credit card sales are recorded at time of delivery and outstanding credit card receipts due from the credit card processing facility (usually within five days) are included in accounts receivable.

g) Expense Categorization: Cost of Sales includes expenses such as laboratory processing labor, materials consumed, rent and other facility costs, and depreciation of machinery and equipment. Selling and Shipping Expenses include costs to gain revenues and to deliver products to customers. Included are costs of sales commissions, delivery expenses, (net of amounts billed to customers), store expenses, advertising, promotion expenses, and other related expenses. All other expenses are included in General and Administrative Expenses.

h) Advertising: Advertising and promotion expenses (which are not material) are expensed as incurred.

i) Income Taxes: The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. The Company has incurred losses for income tax purposes, and accordingly, no provision for income tax is recorded in the accounts. The Company has available net operating loss carry-forwards of approximately $2,450,000. As there is not sufficient certainty of future taxable income, the potential deferred tax asset arising from the ability to carry forward tax losses has been offset by a reserve and accordingly no deferred tax asset is reflected in the Financial Statements.

3) Bankruptcy: The Company entered into bankruptcy under Chapter 11 of Federal Bankruptcy Laws 8/25/92. The Company was discharged from Chapter 11 of Federal Bankruptcy 8/2/96. The Company’s assets were greater than the total of all post-petition liabilities and claims and there was no change in control as a result of the process. Accordingly, the provisions of SOP 90-7 with respect to “fresh-start reporting” did not apply.

4) Transactions with Principal Officers and/or Stockholders: During the fiscal year, a Principal Stockholder provided consulting services with a value of $18,750 to the Company with respect to strategic planning and future directions for the Company. The Principal Stockholder agreed to accept 7,500,000 common shares of the Company in lieu of cash payment for such services. Additionally, the Stockholder provided a short-term loan of $15,000 in the form of a four-month note payable bearing interest at ten percent (10%) per annum.

5) Rental Commitment: The Company leases its store, laboratory and office facilities at 928 Broadway, New York City under a renewal of its prior lease; the current renewal expires February 28, 2006. Annual rents under the lease amount to $314,400 for the year through February 28, 2002, $328,800 through February 28, 2003, $343,200 through February 28, 2004, $357,600 through February 28, 2005, and $372,000 through February 28, 2006.

6) Capital Stock: The authorized capital of the Company consists of a single class of common shares, with a par value of $0.001 per share. During the fourth quarter of fiscal 2001, 7,500,000 shares were issued in lieu of cash payments for services rendered by a Principal Stockholder.

7) Warrants and Stock Options

The Company has issued no warrants and/or options to purchase common stock of the Company.

8) Share Exchange Transaction/Change of Capital Structure:

a) On October 10, 2001, the Board of Directors approved a Share Exchange Agreement with the shareholders of Cinegram Media, Inc., a Summit NJ based private company engaged in the publishing and development of interactive multi media products and digitally produced fine art reproductions. The Company has filed a preliminary Information Statement under Section 14C of the Securities Exchange Act of 1934. The following information is provided as a brief summary of the implications of the Share Exchange Agreement. Full details of the Exchange Agreement including the proposed Amendments to the Certificate of Incorporation, financial information on Cinegram Media, Inc. and pro-forma financial information reflecting the results of the Share Exchange Agreement are being sent to Shareholders and is available from the Company or through the Internet at www.sec.gov. Cinegram has completed its development phase and is planning to carry out operations upon the completion of equity financing. The Board of Directors of the Company have concluded that the future prospects of Cinegram will provide the Company a better opportunity to grow revenues and profits than other options. The Share Exchange Agreement will result in the current shareholders of Cinegram owning in aggregate the majority of stock in the Company (initially 65%). The Share Exchange Agreement will be completed upon issuance of the Amended Certificate of Incorporation, and will have an effective date of December 31, 2001.

b) As a necessary step in the completion of the Share Exchange Agreement, the Company must amend its Certificate of Incorporation to effect a reverse-split (1 for 25) of the Company’s outstanding stock, will create a new class of Preferred Shares, the terms of which may be established by the Board of Directors, will designate a first Series A Preferred stock that will be convertible into shares of the Company and will create an Incentive Stock Option Plan.

c) Pursuant to the provision of Statement of Financial Accounting Standards No. 141, the Share Exchange Transaction will be accounted for as a “reverse acquisition”, resulting in the Company being accounted for as the “acquired company”.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2002

NEW YORK FILM WORKS, INC.

(Registrant)

By:

/s/ Michael V. Cohen

Michael V. Cohen, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Michael V. Cohen	President and a director	February 25, 2002
Michael V. Cohen
/s/ Stephen M. Cohen	Secretary, Treasurer and a director	February 25, 2002
Stephen M. Cohen