Form 10QSB
period 2002-01-31
NEW YORK FILM WORKS INC
filed 2002-03-18
CIK 739279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Yes [X ]   No [  ]

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of March 15, 2002 was 91,000,000.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]       No [X]

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended January 31, 2002, are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB  (filed with the Securities and Exchange Commission) for the year ended October 31, 2001.

NEW YORK FILM WORKS, INC.

BALANCE SHEETS as at

January 31,2002 (unaudited) and October 31, 2001 (audited)

ASSETS

	January 31, 2002	October 31, 2001
Current Assets:
Cash and Cash Equivalents - Note 1	$ 77,195	$ 110,948
Accounts Receivable-Net	71,135	101,053
Inventory - Note 1	12,957	12,888
Prepaid Expenses	7,350	9,020
Total Current Assets	186,637	233,909

Machinery and Equipment	1,752,948	1,752,948
Furniture and Fixtures	189,583	189,048
Leasehold Improvements	436,180	436,180
Total	2,378,711	2,378,176

Less: Accumulated Depreciation	2,265,533	2,261,553

Property, Plant and Equipment - Net	113,178	116,623

Other Assets:

Security Deposits	32,058	32,058
Total Assets	$ 313,873	$ 382,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	23,744	30,441
Accrued Expenses	39,352	34,015
Note Payable – Stockholder	15,000	15,000
Total Current Liabilities	78,096	79,456

Stockholders' Equity:

Common Stock - $.001 Par Value Authorized: 120,000,000 shares Issued and Outstanding: 91,000,000 shares	91,000	91,000

Additional Paid In Capital	3,271,808	3,271,808

Retained Earnings (Deficit)	(3,127,031)	(3,059,674)
Total Stockholders' Equity	235,777	303,134

Total Liabilities and Shareholders' Equity	$ 313,873	$ 382,590

NEW YORK FILM WORKS, INC.

STATEMENT OF PROFIT AND LOSS

(unaudited)

Three months ended January 31,

	2002	2001

Sales	262,974	345,043

Cost of Sales	212,606	230,515

Gross Profit	50,368	114,528

Operating Expenses:

Selling and Shipping	34,066	37,281
General and Admin	85,346	93,148

Total Operating Expenses	119,412	130,429

Net Income (Loss) from Operations	$(69,044)	$(15,901)

Interest Income	1,688	2,639

Earnings(Loss)before Income Tax	$(67,356)	$(13,262)

Income Taxes	0	0

Net Income (Loss)	$ (67,356)	$(13,262)

Weighted Average Number Of Shares	91,000,000	83,500,000

Earnings Per Share	0.00	0.00

NEW YORK FILM WORKS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

From November 1, 1999 to January 31, 2002

	Number of Shares	Common Stock Value at par	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance - November 1, 1999	83,500,000	$ 83,500	$ 3,260,558	$ (2,961,927)	$ 382,131

Year Ended October 31, 2000
Net Income				50,491	50,491
	__________	__________	__________		_________
Balances - October 31, 2000	83,500,000	$ 83,500	$ 3,260,558	$ (2,911,436)	$ 432,622

Year Ended October 31, 2001
Shares issued for Services	7,500	7,500	11,250		18,750
Net Income/(Loss)				(148,238)	(148,238)
	_________	_________	_________		_________
Balances - October 31, 2001	91,000,000	$ 91,000	$ 3,271,808	$ (3,059,674)	$ 303,134

Quarter ended January 31, 2002
Net Loss				(67,357)	(67,357)

Balances – January 31, 2002	91,000,000	$ 91,000	$ 3,271,808	$ (2,954,717)	$ 235,777

NEW YORK FILM WORKS, INC

STATEMENT OF CASH FLOWS

Three months ended January 31,

	2002	2001

Net income/(loss) for the period	$ (67,357)	$ (13,263)

Depreciation	3,980	-

Increase (Decrease) in Cash from:

Accounts Receivable	29,918	4,170

Inventory	(70)	89

Prepaid Expenses	1,670	(4,243)

Accounts Payable	(6,697)	(11,411)

Accrued Expenses	5,338	(8,065)

Cash flow from operations	$ (33,218)	$ (32,723)

Cash flows from investing activities:

Purchase of Property and Equipment	(535)	(6,001)

Cash flows from investing activities	$ (535)	$ (6,001)

Increase (Decrease in Cash)	$ (33,753)	$ (38,724)

Cash beginning	110,948	197,326

Cash end	$ 77,195	$ 158,602

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS January 31, 2002

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

The Company has available net operating loss carry forwards of approximately $2,600,000.

Note 3: Bankruptcy. The Company entered into bankruptcy under Chapter 11 of Federal Bankruptcy Laws 8/25/92. The Company was discharged from Chapter 11 of federal bankruptcy 8/2/96.

Note 3: Share Exchange Transaction/Change of Capital Structure.

On October 10, 2001, the Board of Directors approved a Share Exchange Agreement with the shareholders of Cinegram Media, Inc., a Summit NJ based private company engaged in the publishing and development of interactive multi media products and digitally produced fine art reproductions. The Company has filed a preliminary Information Statement under Section 14C of the Securities Exchange Act of 1934. The following information is provided as a brief summary of the implications of the Share Exchange Agreement. Full details of the Exchange Agreement including the proposed Amendments to the Certificate of Incorporation, financial information on Cinegram Media, Inc. and pro-forma financial information reflecting the results of the Share Exchange Agreement will be sent to shareholders upon completion of the review process by the SEC. Cinegram has completed its development phase and is planning to carry out operations upon the completion of equity financing. The Board of Directors of the Company have concluded that the future prospects of Cinegram will provide the Company a better opportunity to grow revenues and profits than other options. The Share Exchange Agreement will result in the current shareholders of Cinegram owning in aggregate the majority of stock in the Company (initially 65%). The Share Exchange Agreement will be completed after filing of the Amended Certificate of Incorporation, and will have an effective date of December 31, 2001.

As a necessary step in the completion of the Share Exchange Agreement, the Company must amend its Certificate of Incorporation to effect a reverse-split (1 for 25) of the Company’s outstanding stock,  create a new class of Preferred Shares, the terms of which may be established by the Board of Directors, and designate a first Series A Preferred stock that will be convertible into shares of the Company. The Company must also adopt an Incentive Stock Option Plan.

Pursuant to the provision of Statement of Financial Accounting Standards No. 141, the Share Exchange Transaction will be accounted for as a “reverse acquisition”, resulting in the Company being accounted for as the “acquired company”. These financial statement do not reflect changes resulting from the Share Exchange Transaction as the exchange has not yet occurred.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

As noted in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, on October 10, 2001, we entered into an agreement with Cinegram Media, Inc. and its stockholders. Under the agreement, the stockholders are to exchange their common stock and preferred stock of Cinegram for shares of New York Film Works. We have filed an information statement with the Securities and Exchange Commission relating to shareholder approval of a reverse stock split and an incentive stock option plan provided for in that agreement, but that information statement has not yet completed the Commission's review process, and as a result of the exchange has not yet been completed.

Results of Operations – Three Months ended January 31, 2002 and 2001

Results of Operations.  Total Sales for the quarter ended January 31, 2002 were $262,974 compared to sales in the prior year of $345,043. The decline of $82,069 reflected a general decline in business activity in the quarter, as well as the lingering effect of the September 11, 2001 disaster. Gross Margin declined by $64,160 versus the prior year principally as a result of the lower sales level. Variable costs of sales components were kept in line with sales, but the fixed components such as rent and utilities resulted in a decline in the gross margin percent. Selling and Shipping Expenses of $34,066 in the quarter were lower than last year by $3,215 reflecting the lower sales level. Administrative and General Expenses of $85,346 in the quarter were $7,802 lower than last year reflecting the lower sales level and productive efforts to reduce overheads.

Operating results in this year’s quarter resulted in a loss of  $67,356 compared to a loss in the corresponding quarter of the prior year of $13,262. The increased loss compared to the prior year results principally from the reduced sales level this year.

Liquidity and Capital Resources.

For the three months through January 31,2002 cash flow from operations was negative $33,219. Aggressive receivable collection efforts offset a portion of the loss from operations. Net cash flow for the quarter amounted to a negative $33,754, reducing cash balances to $77,195. In the prior year, cash flow from operations was $33,723. Total cash flow last year was negative $38,724.

As at January 31, the Company had cash and cash equivalent balances of $77,195 compared to $110,948 at October 31, 2001. We believe we have sufficient cash resources and working capital to meet our requirements for the balance of the current fiscal year. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

Plan of Operations

The opinion of Cinegram's independent auditor for the last fiscal year expressed substantial doubt as to that company's ability to continue as a going concern. Based on the unaudited results and the projected results furnished to the Company by Cinegram Media, we anticipate that if the share exchange is completed, equity funding is achieved as planned, and if our due diligence confirms the information we have been furnished, the combined company should achieve profitability within the next 24 months. It should be noted, however, that to achieve those results we will need to obtain additional financing to continue development of new products, for marketing of products, for retirement of debt, working capital, and other purposes. It is the intention of management to raise equity capital as soon as practicable after completion of the share exchange and reverse stock split. If the proposed share exchange is not completed the outlook is much less favorable. In that case, until such time as the Company is able to obtain additional financing, it plans to limit its operations by conducting marketing efforts primarily on the basis of person-to-person contact and limiting expansion of its operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2002

NEW YORK FILM WORKS, INC.

By:

/s /  Michael V. Cohen

Michael V. Cohen, President