Form 10KSB/A
period 2001-10-31
NEW YORK FILM WORKS INC
filed 2002-04-17
CIK 739279

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $1,278,251

As of February 20, 2002, the aggregate market value of the voting and non-voting common equity, based on the last reported sale price of the issuer's voting stock, held by non-affiliates was $101,544. Exclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

Results of Operations.

Fiscal year ended October 31, 2001 (the "fiscal year 2001") compared to fiscal year ended October 31, 2000 (the "fiscal year 2000").

Sales for our fiscal year 2001 were $1,278,251 as compared to sales of $1,446,062 for our fiscal year 2000. Sales decreased by $167,811 or 11.6%. Sales were adversely affected by general business conditions and by the events of September 11, 2001. (Sales in the quarter ended October 31, 2001 were $107,403 below the same period of the previous year, or 64% of the decline for the full year). Our revenues were generated by sales to professional photographers,  photographic editors of magazines and periodicals, and amateur photographers;  no single customer accounted for 10% or more of our revenues.

Cost of services sold (Cost of Sales) decreased from $936,529 to $929,208 or 0.8% compared to the decrease in sales revenues of 11.6%. Gross Margin declined from 35.2% of sales revenue to 27.3% of sales revenue. The variable portion of Cost of Services (materials, third party processing and labor costs) were reduced through management control as a percentage of sales (0.8 percentage points). These cost reductions were offset by increases in the overhead components of rent, facility costs and depreciation. As a result of the reduction in sales and the impact of the increase in fixed cost components of Cost of Services, gross margin declined by $160,490, or 31% from the prior year.

Our Selling and Marketing Expenses, increased by $19,305 from $123,835 for our fiscal 2000 to $143,140. The increase is principally attributable to increases in commission expenses and commercial rent tax. The increase in commission expense is a result of increased selling efforts in the face of the tight business conditions.

Administrative and General Expenses have increased by $21,316 or 6.3% from $337,683 for our fiscal year 2000 to $358,999 for our fiscal year 2001. The principal increases were in professional services relating to additional costs of the Companies public trading status. All other administrative expenses including administrative salaries were reduced.

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

Liquidity and Capital Resources.

During our fiscal year 2001, cash flow from operations was negative $75,874 compared with cash provided of $82,933 during our prior fiscal year. The unfavorable change in cash flow from operations of $158,807 is directly attributable to the decline in profitability. Management is pursuing all opportunities to increase the business revenues of the Company and to restore operations to financial self-sufficiency. Fixed Asset additions in both years related to replacing and upgrading our processing equipment.

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

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Film Works, Inc. as of October 31, 2001, and 2000, and the results of its operations and its cash flows for the years ended October 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ David Suss

David Suss, CPA

January 31, 2002

New York, N.Y.

NEW YORK FILM WORKS, INC.

BALANCE SHEET

AS OF OCTOBER 31

ASSETS

Current Assets:	2001	2000

Cash and Cash Equivalents - Note 1	$ 110,948	$ 197,326
Accounts Receivable-Net of allowance for doubtful accounts of $7,000 and $750	101,053	128,415
Inventory-Note 1	12,888	13,495
Prepaid Expenses	9,020	8,099
Total Current Assets	233,909	$ 347,335

Property, Plant and Equipment:

Machinery and Equipment	1,752,948	1,727,445
Furniture and Fixtures	189,048	189,048
Leasehold Improvements	436,180	436,180
Total	$2,378,176	$2,352,673

Less: Accumulated Depreciation	2,261,553	2,242,069

Property, Plant and Equipment-Net	$ 116,623	$ 110,604

Other Assets:

Security Deposits	32,058	32,058

Total Assets:	$ 382,590	$ 489,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:	2001	2000

Notes Payable-Shareholders	15,000	--
Accounts Payable	30,441	21,403
Accrued Expenses	34,015	35,972
Total Current Liabilities:	$ 79,456	$ 57,375

Stockholders' Equity:

Common Stock-$.001 Par Value 120,000,000 shares authorized; 91,000,000 and 83,500,000 shares issued and outstanding as of October 31, 2001 and 2000, respectively	91,000	83,500
Capital in Excess of Par	3,271,808	3,260,558
Retained Earnings (Deficit)	(3,059,674)	(2,911,436)

Total Shareholders' Equity	303,134	432,622

Total Liabilities and Shareholders' Equity	$ 382,590	$ 489,997

NEW YORK FILM WORKS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

FROM NOVEMBER 1, 1998 TO OCTOBER 31, 2001

	Number of Shares	Value at par	Additional Paid in Capital	Accumulated Deficit	TOTAL
Balance-November 1, 1998	83,500,000	$83,500	$3,260,558	$(3,057,454)	$286,604

Net Income (Loss)
Y/E 10/31/99				95,527	95,527

Balance-October 31, 1999	83,500,000	83,500	3,260,558	(2,961,927)	$382,131

Net Income (Loss)
Y/E 10/31/00				50,491	50,491

Balance-October 31, 2000	83,500,000	$83,500	$3,260,558	$(2,911,436)	$432,622

Year Ended October 31, 2001

Shares Issued for Services	7,500,000	7,500	11,250		18,750

Net Loss for the Year				(148,238)	$ (148,238)

Balance-October 31, 2001	91,000,000	$91,000	$3,271,808	$(3,059,674	$ 303,134

NEW YORK FILM WORKS, INC.

STATEMENT OF PROFIT AND LOSS

FOR THE YEAR ENDING OCTOBER 31

	2001	2000

Sales	$1,278,251	$ 1,446,062

Cost of Sales	929,208	936,529

Gross Profit	349,043	$ 509,533

Operating Expenses:

Selling and Marketing	143,140	123,835

General and Administrative	358,999	337,683

Total Operating Expenses	$ 502,139	$ 461,518

Net Income/(Loss) from Operations	$ (153,096)	48,015

Interest Income	4,858	2,476

Earnings/(Loss) Before Income Tax	$(148,238)	$ 50,491

Income Tax	-	-

Net Income/(Loss)	$(148,238)	50,491

Earnings Per Share	$ (0.00)	$0.00

Weighted Average Number of Shares	84,075,342	83,500,000

NEW YORK FILM WORKS, INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDING OCTOBER 31

	2001	2000

Cash Flows from Operations

Net Income/(loss)	$ (148,238)	$ 50,491

Depreciation	19,483	16,558

Shares issued for Services	18,750	-

Increase (Decrease) in Working Capital:

Accounts Receivable	27,363	24,717

Inventory	607	(1,584)

Prepaid Expenses	(921)	5,502

Accounts Payable	9,038	(15,447)

Accrued Expenses	(1,957)	2,696

Cash Flow from Operations	$(75,874)	82,933

Cash Flows from Investing Activities

Purchase of Property and Equipment	(25,503)	(24,318)

Cash Flows from Investing Activities	$ (25,503)	$(24,318)

Cash Flows from Financing Activities

Notes Payable - Shareholder	15,000	(28,458)

Cash Flow from Financing Activities	15,000	(28,458)

Increase (Decrease in Cash)	(86,377)	30,157

Cash Beginning of Year	197,326	167,169

Cash End of Year	$ 110,949	$ 197,326

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

g) Expense Categorization: Cost of Sales includes expenses such as laboratory processing labor, materials consumed, rent and other facility costs, and depreciation of machinery and equipment. Selling and Shipping Expenses include costs to gain revenues and to deliver products to customers. Included are costs of sales commissions, store expenses, advertising, promotion expenses, and other related expenses. All other expenses are included in General and Administrative Expenses.

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

8) Share Exchange Transaction/Change of Capital Structure:

a) On October 10, 2001, the Board of Directors approved a Share Exchange Agreement with the shareholders of Cinegram Media, Inc., a Summit NJ based private company engaged in the publishing and development of interactive multi media products and digitally produced fine art reproductions. The Company has filed a preliminary Information Statement under Section 14C of the Securities Exchange Act of 1934. The following information is provided as a brief summary of the implications of the Share Exchange Agreement. Full details of the Exchange Agreement including the proposed Amendments to the Certificate of Incorporation, financial information on Cinegram Media, Inc. and pro-forma financial information reflecting the results of the Share Exchange Agreement are being sent to Shareholders and is available from the Company or through the Internet at www.sec.gov. Cinegram has completed its development phase and is planning to carry out operations upon the completion of equity financing. The Board of Directors of the Company have concluded that the future prospects of Cinegram will provide the Company a better opportunity to grow revenues and profits than other options. The Share Exchange Agreement will be effected by the issuance of common shares by the Company to the current shareholders of Cinegram and will result in the current shareholders of Cinegram owning in aggregate the majority of stock in the Company (initially 65%). Further shares my be issued if Cinegram achieves certain performance targets. Options to acquire shares of the Company’s stock will also be issued to the Cinegram shareholders; the exercise price of such options are such that the issue of such options will not be dilutive. b) As a necessary step in the completion of the Share Exchange Agreement, the Company must amend its Certificate of Incorporation to effect a reverse-split (1 for 25) of the Company’s outstanding stock, will create a new class of Preferred Shares, the terms of which may be established by the Board of Directors, will designate a first Series A Preferred stock that will be convertible into shares of the Company and will create an Incentive Stock Option Plan. Such changes to the Certificate of Incorporation can only be effected through approval of a majority of the shares of the Company being voted in favor of such change at a meeting of stockholders. A meeting of Stockholders will be convened as soon as practicable after acceptance by the SEC of the 14C Information Statement prepared for mailing to Shareholders.

c) Pursuant to the provisions of Statement of Financial Accounting Standards No. 141, the Share Exchange Transaction will be accounted for as a “reverse acquisition”, resulting in the Company being accounted for as the “acquired company”.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002

NEW YORK FILM WORKS, INC.

(Registrant)

By:

/s/ Michael V. Cohen

Michael V. Cohen, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Michael V. Cohen	President and a director	April 15, 2002
Michael V. Cohen
/s/ Stephen M. Cohen	Secretary, Treasurer and a director	April 15, 2002
Stephen M. Cohen