Form 10QSB/A
period 2002-01-31
NEW YORK FILM WORKS INC
filed 2002-04-17
CIK 739279

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

NEW YORK FILM WORKS, INC.

STATEMENT OF PROFIT AND LOSS

(unaudited)

Three months ended January 31,

	2002	2001

Sales	263,730	345,936

Cost of Sales	213,886	232,141

Gross Profit	49,844	113,795

Operating Expenses:

Selling and Marketing	33,543	36,548
General and Admin	85,346	93,148

Total Operating Expenses	118,889	129,696

Net Income (Loss) from Operations	$(69,045)	$(15,901)

Interest Income	1,688	2,639

Earnings(Loss)before Income Tax	$(67,357)	$(13,262)

Income Taxes	0	0

Net Income (Loss)	$ (67,357)	$(13,262)

Weighted Average Number Of Shares	91,000,000	83,500,000

Earnings Per Share	0.00	0.00

NEW YORK FILM WORKS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

From November 1, 1999 to January 31, 2002

	Number of Shares	Common Stock Value at par	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance - November 1, 1999	83,500,000	$ 83,500	$ 3,260,558	$ (2,961,927)	$ 382,131

Year Ended October 31, 2000
Net Income				50,491	50,491
	__________	__________	__________		_________
Balances - October 31, 2000	83,500,000	$ 83,500	$ 3,260,558	$ (2,911,436)	$ 432,622

Year Ended October 31, 2001
Shares issued for Services	7,500	7,500	11,250		18,750
Net Income/(Loss)				(148,238)	(148,238)
	_________	_________	_________	___ _______	_________
Balances - October 31, 2001	91,000,000	$ 91,000	$ 3,271,808	$ (3,059,674)	$ 303,134

Quarter ended January 31, 2002
Net Loss				(67,357)	(67,357)
	_________	_________	_________	_ _________	________
Balances – January 31, 2002	91,000,000	$ 91,000	$ 3,271,808	$ (3,127,031)	$ 235,777

NEW YORK FILM WORKS, INC

STATEMENT OF CASH FLOWS

Three months ended January 31,

	2002	2001

Net income/(loss) for the period	$ (67,357)	$ (13,263)

Depreciation	3,980	-

Increase (Decrease) in Cash from:

Accounts Receivable	29,918	4,170

Inventory	(70)	89

Prepaid Expenses	1,670	(4,243)

Accounts Payable	(6,697)	(11,411)

Accrued Expenses	5,338	(8,065)
	_________	_ ______
Cash flow from operations	$ (33,218)	$ (32,723)

Cash flows from investing activities:

Purchase of Property and Equipment	(535)	(6,001)

Cash flows from investing activities	$ (535)	$ (6,001)

Increase (Decrease in Cash)	$ (33,753)	$ (38,724)

Cash beginning	110,948	197,326

Cash end	$ 77,195	$ 158,602

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

Note 3: Share Exchange Transaction/Change of Capital Structure.

On October 10, 2001, the Board of Directors approved a Share Exchange Agreement with the shareholders of Cinegram Media, Inc., a Summit NJ based private company engaged in the publishing and development of interactive multi media products and digitally produced fine art reproductions. The Company has filed a preliminary Information Statement under Section 14C of the Securities Exchange Act of 1934. The following information is provided as a brief summary of the implications of the Share Exchange Agreement. Full details of the Exchange Agreement including the proposed Amendments to the Certificate of Incorporation, financial information on Cinegram Media, Inc. and pro-forma financial information reflecting the results of the Share Exchange Agreement will be sent to shareholders upon completion of the review process by the SEC. Cinegram has completed its development phase and is planning to carry out operations upon the completion of equity financing. The Board of Directors of the Company have concluded that the future prospects of Cinegram will provide the Company a better opportunity to grow revenues and profits than other options. The Share Exchange Agreement will result in the current shareholders of Cinegram owning in aggregate the majority of stock in the Company (initially 65%).As a necessary step in the completion of the Share Exchange Agreement, the Company must amend its Certificate of Incorporation to effect a reverse-split (1 for 25) of the Company’s outstanding stock,  create a new class of Preferred Shares, the terms of which may be established by the Board of Directors, and designate a first Series A Preferred stock that will be convertible into shares of the Company. The Company must also adopt an Incentive Stock Option Plan.

Pursuant to the provision of Statement of Financial Accounting Standards No. 141, the Share Exchange Transaction will be accounted for as a “reverse acquisition”, resulting in the Company being accounted for as the “acquired company”. These financial statement do not reflect changes resulting from the Share Exchange Transaction as the exchange has not yet been completed.

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

Results of Operations – Three Months ended January 31, 2002 and 2001

Results of Operations.  Total Sales for the quarter ended January 31, 2002 were $263,730 compared to sales in the prior year of $345,936. The decline of $82,206 reflected a general decline in business activity in the quarter, as well as the lingering effect of the September 11, 2001 disaster. Gross Margin declined by $63,951 versus the prior year principally as a result of the lower sales level. Variable costs of sales components were kept in line with sales, but the fixed components such as rent and utilities resulted in a decline in the gross margin percent. Selling and Marketing Expenses of $33,543 in the quarter were lower than last year by $3,005 reflecting the lower sales level. Administrative and General Expenses of $85,346 in the quarter were $7,802 lower than last year reflecting the lower sales level and productive efforts to reduce overheads.

Operating results in this year’s quarter resulted in a loss of  $67,357 compared to a loss in the corresponding quarter of the prior year of $13,262. The increased loss compared to the prior year results principally from the reduced sales level this year.

Liquidity and Capital Resources.

For the three months through January 31,2002 cash flow from operations was negative $33,219. Aggressive receivable collection efforts offset a portion of the loss from operations. Net cash flow for the quarter amounted to a negative $33,754, reducing cash balances to $77,195. In the corresponding period of the prior year, cash flow from operations was $33,723. Total cash flow last year was negative $38,724.

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