Form 10KSB
period 2002-10-31
NEW YORK FILM WORKS INC
filed 2003-10-20
CIK 739279

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

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

Common Stock, $.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $985,380

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

Customers.

For the fiscal year ended October 31, 2002, no one customer accounted for more than 10% of New York Film's total sales. As of October 31, 2002, New York Film's customer base consisted of approximately 20% professional photographers, 10% film dealers, 20% corporate and commercial accounts, and 50% retail professional and quality-oriented amateurs.

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

Research and Development.

During the fiscal years ending October 31, 2002 and 2001, no funds were expended for research and development.

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

Patents.

No relevant patents currently apply.

Employees.

As of October 31, 2002, we employ  11 persons on a full-time basis, including 2 officers, 3 administrative personnel and  6 technicians.

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

We are dependant upon Michael V. Cohen, our President, and Steven M. Cohen, our General Manager, Secretary and Treasurer, and their ability to conduct our business. Although Mr. Michael Cohen and Mr. Stephen Cohen will be assisted by employees, our present and future reliance upon them places an additional risk upon our business, particularly should we lose their services for any reason.

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

In June 2003, the Company entered into a lease termination agreement with its landlord. As stated in the agreement, the Company will vacate its current premises by September 30, 2003 in exchange for a rent abatement for net past due rent of approximately $99,000.  Rent is to continue on the premises through September 30, 2003 at a rate of $15,000 per month.  This agreement was guaranteed by three stockholders of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended October 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

New York Film Works common stock has been traded on the Electronic Bulletin Board under the symbol NYFW since April 2001.

Per Share Market Price Data

Our shares are very thinly traded. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of New York Film Works common stock as reported on the Electronic Bulletin Board:

	High	Low
First Quarter ended January 31, 2001	n/a	n/a
Second Quarter ended April 30, 2001	$0.01	$0.005
Third Quarter ended July 31, 2001	$0.01	$0.005
Fourth Quarter ended October 31, 2001	$0.01	$0.005
First Quarter ended January 31, 2002	*	*
Second Quarter ended April 30, 2002	*	*
Third Quarter ended July 31, 2002	*	*
Fourth Quarter ended October 31, 2002	$0.001	$0.001

* No quotations available for these quarters

(b) Holders. The number of record holders of our Company's common stock was approximately 1,160 on February 20, 2002, computed by the number of record holders, excluding record holders for  whom shares are being held in the name of brokerage houses and clearing agencies.

(c) Dividends. Our Company has paid no cash dividends on our common stock during the past three fiscal years. We are not subject to any restrictions affecting our present or future ability to pay dividends with respect to our common stock. However, we do not presently have any plans to pay dividends in the foreseeable future.

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

Results of Operations.

Fiscal year ended October 31, 2002 (the "fiscal year 2002") compared to fiscal year ended October 31, 2001 (the "fiscal year 2001").

Sales for our fiscal year 2002 were $985,380 as compared to sales of $1,278,251 for our fiscal year 2001. Sales decreased by $292,871 or 23%. Sales were adversely affected by general business conditions and by the events of September 11, 2001. Our revenues were generated by sales to professional photographers,  photographic editors of magazines and periodicals, and amateur photographers;  no single customer accounted for 10% or more of our revenues.

Cost of services sold (Cost of Sales) decreased from $911,737 to $738,082 or 19% compared to the decrease in sales revenues of 23%. Gross Margin declined from 29% of sales revenue to 25% of sales revenue. The variable portion of Cost of Services were reduced through management control. These cost reductions were offset by increases in the overhead components of rent, facility costs and depreciation. As a result of the reduction in sales and the impact of the increase in fixed cost components of Cost of Services, gross margin declined by $121,216.

Our Selling and Marketing Expenses, decreased by $31,849 from $143,140 for our fiscal 2001 to $111,291. The decrease is principally attributable to decreases in commission expenses, which in turn is the result of reduced sales.

Administrative and General Expenses have decreased by $64,829 or 18% from $358,999 for our fiscal year 2001 to $294,170 for our fiscal year 2002. The principal decreases were in professional services relating to additional costs of the Companies public trading status. All other administrative expenses including administrative salaries were reduced.

Results of operations for 2002 amounted to a net loss of $174,526 compared to net loss in 2001 of $145,944. The increase in the loss of $28,582 from 2001 to 2002 can be attributed to the reduced sales of $292,871, this was partially offset by the reduction in Cost of Sales and General and Administrative Expenses. Management is pursuing all opportunities to increase the business revenues of the Company and to reduce costs.

Liquidity and Capital Resources.

Management is pursuing all opportunities to increase the business revenues of the Company and to restore operations to financial self-sufficiency. Fixed Asset additions in both years related to replacing and upgrading our processing equipment.

Our Company had negative working capital of $51,700 at the end of the fiscal year 2002.  We will need additional capital if we are to remain in business.

Item 7. Financial Statements.

The financial statements required by this Item are enumerated in Item 13 and are found following Item 14 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

During the fiscal year ending October 31, 2002, the following individuals served as executive officers and directors of our Company.

Name	Age	Position with Company	Officer Since	Director Since
Michael V. Cohen	39	President and Director	1993	1993
Stephen M. Cohen	31	General Manager, Secretary-Treasurer and Director	1998	1998

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

Item 10. Executive Compensation.

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)
Michael V. Cohen, President	2002	$80,000
	2001	$82,808
	2000	$77,481

For the fiscal year ended October 31, 2002, no executive officer, other than our President, received total remuneration from our Company in excess of $70,000.

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

Item 12. Certain Relationships and Related Transactions.

During the fiscal year 2001, Gerald Cohen, a principal shareholder, provided consulting services with a value of $18,750 to the Company with respect to strategic planning and future directions for the Company. Mr. Cohen agreed to accept 7,500,000 common shares of the Company in lieu of a cash payment for those services. In addition, Mr. Cohen provided a short-term loan of $15,000 in the form of a four-month note bearing interest at ten percent (10%) per annum.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Documents filed as part of this Report:

1.    Financial Statements:

•

Report of Independent Certified Public Accountant;

•

Balance Sheets as of October 31, 2001 and 2000;

•

Statement of Shareholders' Equity from November 1, 1998 through October 31, 2001;

•

Statement of Profit and Loss for the years ending October 31, 2001 and October 31, 2000;

•

Statement of Cash Flows for the years ending October 31, 2001 and October 31, 2000;

•

Notes to Financial Statements.

2. Financial Statement Schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3. Exhibits and Index:

Exhibit

No.

Description

31.1

Chief  Executive Officer and Chief Financial Officer - Rule 13a-14(a)  Certification

31.2

Chief Financial Officer - Rule 13a-14(a)  Certification

32.1

Chief  Executive Officer - Sarbanes-Oxley Act Section  906 Certification

32.2

Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)   No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended October 31, 2001.

Item 14. Disclosure Controls and Procedures.

Based upon an evaluation performed within 90 days of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

In accord with SEC requirements, the Chief Executive Officer and Chief Financial Officer note that, since the date of their evaluations to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 7.

NEW YORK FILM WORKS, INC.

INDEX TO FINANCIAL STATEMENTS

YEAR ENDED OCTOBER 31, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of New York Film Works, Inc.

We have audited the accompanying balance sheet of New York Film Works, Inc as of October 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended October 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Film Works, Inc. as of October 31, 2002, and the results of its operations and its cash flows for the years ended October 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein & Morris

New York, New York

October 10, 2003

NEW YORK FILM WORKS, INC.

BALANCE SHEET

OCTOBER 31, 2002

ASSETS
Current assets
Cash	$ 11,718
Accounts receivable, net of allowance
for doubtful accounts of $7,668	77,695
Inventory	4,725
Prepaid expenses	31,127

Total current assets	125,265

Property and equipment, net of accumulated depreciation of $2,411,543	134,640

Security deposits	32,058

$ 291,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 129,276
Current portion of capital lease obligation	32,689
Loan payable	15,000

Total current liabilities	176,965

Capital lease obligation, net of current portion	50,150

Total liabilities	227,115

Stockholders’ equity
Common stock, $.001 par value; 120,000,000 authorized;
91,000,000 shares issued and outstanding	91,000
Additional paid-in capital	3,271,808
Accumulated deficit	(3,297,960)

Total stockholders’ equity	64,848

$ 291,963

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31, 2002 AND 2001

	2002	2001

Net sales	$ 985,380	$ 1,278,251
Cost of sales	738,082	911,737

Gross profit	247,298	366,514

Selling expenses	111,291	143,140
General and administrative expenses	295,820	358,999

Total operating expenses	407,111	502,139

Operating loss	(159,813)	(135,625)

Interest expense	14,713	10,319

Net loss	$ (174,526)	$ (145,944)

Basic and diluted loss per share	$ (0.002)	$ (0.002)

Weighted average shares outstanding: Basic and Diluted	91,000,000	83,541,096

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2002 AND 2001

		Common	Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
November 1, 2000-as reported	83,500,000	$ 83,500	$ 3,260,558	$ (2,911,436)	$ 432,622

Prior period adjustment (Note J)	-	-	-	(66,054)	(66,054)

November 1, 2000-restated	83,500,000	83,500	3,260,558	(2,977,490)	366,568

Issuance of shares for services provided	7,500,000	7,500	11,250	-	18,750

Net loss	-	-	-	(145,944)	(145,944)

October 31, 2001	91,000,000	91,000	3,271,808	(3,123,434)	239,374

Net loss	-	-	-	(174,526)	(174,526)

October 31, 2002	91,000,000	$ 91,000	$3,271,808	$ (3,297,960)	$ 64,848

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net loss	$ (174,526)	$ (145,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,071	42,912
Bad debts	9,913	6,679
Common stock issued for services Increase (decrease) in cash flows from operating activities resulting from changes in:	-	18,750
Accounts receivable	22,195	20,683
Inventory	8,163	607
Prepaid expenses	(22,107)	(921)
Accounts payable and accrued expenses	56,068	7,081

Net cash used in operating activities	(66,223)	(50,153)

Cash flows from investing activities:
Acquisition of property and equipment	(4,010)	(25,503)

Cash flows used in financing activities:
Proceeds from loan payable	-	15,000
Payments reducing capital lease obligation	(28,997)	(25,722)

Net cash used in financing activities	(28,997)	(10,722)

Net decrease in cash	(99,230)	(86,378)

Cash, beginning of year	110,948	197,326

Cash, end of year	$ 11,718	$ 110,948

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 11,902	$ 15,177

Non–cash investing and financing activities:
Issuance of common stock for services	$ -	$ 18,750

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

New York Film Works, Inc., (the “Company”), is a New York corporation located in New York City.  The Company provides a variety of film processing, film finishing and image conversion and related services to professional photographers, corporate and institutional clients and to the amateur photography market throughout the New York Metropolitan area.  In addition, the Company operates a full service dark-room/laboratory facilities and retail photography services.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Allowance For Doubtful Accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and current relationships with them.  The allowance for doubtful accounts was $7,668 at October 31, 2002.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets; 10 years for leasehold improvements and 7-10 years for machinery and equipment. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations for the period.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

 (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long Lived Assets

It is the Company’s policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Measurement of the impairment loss is based on fair value of the asset.  Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Revenue Recognition

Revenues are recognized when the product is delivered or when services are performed  and accepted by the customer.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended October 31, 2002 and 2001 were $10,808 and $6,442, respectively.

Income Taxes

The Company provides for income taxes in accordance with SFAS 109, Accounting For Income Taxes.  SFAS 109 prescribes the use of the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date.  The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive.  The Company does not have any common stock equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses and loan payable.  The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these assets and liabilities.  The fair value for the capital lease obligation, including the current portion, approximates fair value due to the rates currently offered for similar instruments.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Expenses

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.  The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue.  The EITF also concluded that if costs incurred for shipping and handling are significant and are not included in cost of sales, a company should disclose both the amount of such costs and the line item on the income statement that includes these costs.  The Company’s shipping and handling costs of $55,832 and $80,364 for the years ended October 31, 2002 and 2001 are included in selling expenses on the statements of operations.

Reclassifications

In addition to the restatement described in Note J, certain reclassifications have been made to the prior years financial statements to conform to current presentation.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation, Transition, and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 required disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's financial statements.  The Company will modify its disclosures in its quarterly reports, as provided for in the new standard.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and / or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's financial statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, Accounting for Consideration Received from a Vendor by a Customer. EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's financial statements.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee the indebtedness of others, therefore, there will not be any impact on the Company's financial statements and there was no need for the Company to modify its disclosures herein as required.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associates with Exit or Disposal Activities.  SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred.  In addition, onetime termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company’s financial statements.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

In January 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expense.  EITF No. 01-14 required that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement.  This change has no material impact on the Company’s historical and present financial statements.

In November 2001, the FASB's EITF reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is which is a codification of EITF Nos. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. The Company adopted this statement on February 1, 2002 with no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted this statement on May 1, 2002 with no material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2002 the Company adopted this statement, which did not impact the results of operations, financial position or cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Assets Retirement Obligations.  SFAS No. 143 established accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets. The Company adopted this statement on November 1, 2001 and it did not have a material impact on its financial statements.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE C - INVENTORY

Inventories as of October 31, 2002 are summarized as follows:

Raw Materials	$ 3,750
Finished Goods	975

$ 4,725

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of October 31, 2002 consists of the following:

Machinery and equipment	$ 1,916,943
Furniture and fixtures	439,657
Leasehold improvements	189,583

2,546,183
Less: accumulated depreciation
And amortization	2,411,543

$ 134,640

Depreciation expense for the years ended October 31, 2002 and 2001 was $34,071 and $42,912, respectively.

NOTE E - INCOME TAXES

As of October 31, 2002, there are loss carryforwards for income tax purposes of  approximately, $2,750,000 available to offset future taxable income.  The carryforwards expire in various years through 2022.  At October 31, 2002 and 2001, the Company had deferred tax assets amounting to approximately $963,000 and $899,000, respectively.  The deferred tax assets consist primarily of net operating loss carryforwards.  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, the deferred tax assets have been fully offset by valuation allowances of the same amount.

Certain provisions of the tax law may limit the NOL carryforwards available for use in any given year in the event of a significant change in ownership.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE F – LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

The loan is payable to a shareholder of the Company.  The loan is due on demand with interest at 7% per annum.

Compensation paid to officers/shareholders for the years ended October 31, 2002 and 2001 was approximately, $115,000 and $119,000, respectively.

During the year ended October 31, 2001, Gerald Cohen, a principal shareholder, provided consulting services with a value of $18,750 to the Company with respect to strategic planning and future directions for the Company. Mr. Cohen agreed to accept 7,500,000 common shares of the Company in lieu of a cash payment for those services.

NOTE G - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company was committed under an operating lease for its space.  This lease expires in February 2006.  In June 2003, the Company entered into a surrender and release agreement.  Pursuant to the terms of the agreement, the Company agrees to make a payment of $50,000 and surrender the space on September 30, 2003 in exchange for forgiveness of unpaid rent of approximately, $99,000.  In addition the revised monthly rent from June 2003 through September 2003 will be $15,000.

The Company is committed under various non-cancelable operating leases for equipment, which expire in November 2008.

Future minimum lease payments under these lease obligations for subsequent years are as follows:

Year Ending
October 31,	Amount
2003	$ 19,000
2004	9,000
2005	6,000
2006	6,000
2007	6,000
Thereafter	1,000

$ 47,000

Rent and equipment leasing expense for the years ended October 31, 2002 and 2001 was $336,000 and $ 321,000, respectively.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Legal Proceedings

In the normal coarse of business, the Company is a party to various legal proceedings, actions and complaints.  It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters or, if not, what the impact might be.  However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE H - CAPITAL LEASE OBLIGATION

The Company has entered into a lease for equipment, which expires in February 2005.  This lease is classified as a capital lease.  Depreciation of the asset under this capital lease is included in depreciation expense in 2002 and 2001.  Accordingly, the asset has been capitalized and has the following book value at October 31, 2002:

Machinery and equipment	$ 163,995

Less: accumulated depreciation	58,570

$ 105,425

Minimum future lease payments under this capital lease as of October 31, 2002 are as follows:

Years ending October 31,
2003	$ 40,899
2004	40,899
2005	13,635

95,433

Less: amount representing interest	12,594

Present value of lease	82,839

Less: current portion	32,689

Long-term portion	$ 50,150

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE I - SUBSEQUENT EVENTS

In April 2003, the Company borrowed $115,000 from a Gerald Cohen, a principal shareholder.  The note is due on demand and bears interest at 7.5% per annum.  In addition during the period from August 2003 through October 10, 2003 Mr. Cohen advanced the Company an additional $115,000.  These advances are short-term notes with interest at 7% per annum.

In June 2003, the Board of Directors of the Company approved a “Share Exchange Agreement” with the shareholders of Bladon Studios Limited (“Bladon”), a company organized under the laws of England and Wales, engaged in providing specialty facilities for natural history film and television makers and website design.  Pursuant to SFAS 141, the Share Exchange Agreement will be accounted for as a “reverse acquisition,” resulting in the Company being accounted for as the “acquired company.”

As part of this agreement the Company issued warrants to two Bladon shareholders to purchase for $100 a total of 940,909,091 shares of the Company’s common stock, which will represent 89% of the Company’s issued and outstanding common stock.  These warrants are exercisable when the Company’s Certificate of Incorporation is amended to authorize sufficient shares of its common stock to allow such exercise.

The warrants will terminate and the purchase of Bladon will be rescinded in the event that the amendment to the Certificate of Incorporation is not completed by June 30, 2004.

In September 2003, the Company entered into a lease for new space which will expire on September 30, 2008.  The lease includes provisions requiring the Company to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.

Minimum future rents for subsequent years are as follows:

October 31,
2003	$ 12,000
2004	147,000
2005	153,000
2006	158,000
2007	163,000
Thereafter	155,000

$ 788,000

Provided that the Company is not in default, the Company has the option to extend the lease for two additional years until September 30, 2010.  The minimum rents during this two year period will be $175,000 and $181,000 for years ending September 30, 2009 and 2010, respectively.

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE J - RESTATEMENT

The Company has restated the financial statements for the fiscal year ended October 31, 2001 as a result of the misapplication of GAAP under SFAS 13, “Accounting for Leases” and, the underreporting of depreciation expense based on the useful lives of the Company’s fixed assets.  These adjustments primarily relate to (1) not accounting for a material capital lease obligation for equipment acquired in fiscal year ended October 31, 2000 and, (2) not estimating depreciation properly over the useful lives of the fixed assets.  The effects of the aforementioned adjustments on pre-tax loss are as follows:

Prior period adjustments
Recognition of capital lease	$ 14,723
Depreciation adjustment	(80,777)

Net prior period adjustment-November 1, 2000	(66,054)

Restatement for capital lease year ended October 31, 2001	2,294
$ (63,760)

The following table presents the impact of the adjustments and restatement on a condensed basis.

	Amount Previously Reported	As Adjusted
Year ended October 31, 2001

Statement of Operations:	$ 1,278,251	$ 1,278,251
Revenues	1,431,347	1,413,876
Costs and expenses	148,238	145,944
Net loss	$ (0.002)	$ (0.002)
Loss per share, basic and diluted
Balance Sheet
Property and equipment, net of accumulated depreciation	$ 116,623	$ 164,699
Capital lease obligation – current portion	0	28,997
Capital lease obligation – long-term	0	82,839
Stockholders’ equity	303,134	239,374

NEW YORK FILM WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE K – CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk is accounts receivable.  The risks are limited due to the wide variety of customers.  The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit risks as determined by management.  As of October 31, 2002, the Company has more than 10% of its outstanding accounts receivable concentrated with one customer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW YORK FILM WORKS, INC.

Date: October 17, 2003	By: /s/ Roger Bailey
Roger Bailey, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger Bailey	Chief Executive Officer, and Director	October 17, 2003
Roger Bailey
/s/ Barrington J.Fludgate	Chief Financial Officer	October 17, 2003
Barrington J. Fludgate
/s/ Michael Cohen Michael Cohen	Director	October 17, 2003
/s/ /Michael Charles Allen Michael Charles Allen	Director	October 17, 2003