Form 10QSB
period 2003-07-31
NEW YORK FILM WORKS INC
filed 2003-11-10
CIK 739279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 0-13245

NEW YORK FILM WORKS INC.
(Exact name of registrant as specified in its charter)

New York	13-3051895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

928 Broadway, New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(212) 475-5700
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |_| NO |X|

As of November 1, 2003, the Registrant had outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW YORK FILM WORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet as of July 31, 2003
Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2003 and 2002
Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended July 31, 2003
Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2003 and 2002
Notes to Consolidated Financial Statements

NEW YORK FILM WORKS, INC.

CONSOLIDATED BALANCE SHEET

JULY 31, 2003
(UNAUDITED)
ASSETS
Current assets
Cash	$ 9,587
Accounts receivable, net of allowance
for doubtful accounts of $7,668	38,237
Inventory	4,111
Prepaid expenses	29,397

Total current assets	81,332

Property and equipment, net of accumulated depreciation of $2,451,112	251,917

Other assets
Domain names	1,268,147
Website development	51,399
Security deposits	30,958

Total other assets	1,350,504

$ 1,683,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 161,814
Current portion of capital lease obligation	52,483
Loans payable - stockholder	115,000

Total current liabilities	329,297

Long term liabilities
Due to related party	324,407
Capital lease obligation, net of current portion	47,015

Total long term liabilities	371,422

Total liabilities	700,719

Stockholders’ equity
Common stock, $.001 par value; 120,000,000 authorized;
103,500,000 shares issued and outstanding	103,500
Additional paid-in capital	4,310,241
Accumulated deficit	(3,430,707)

Total stockholders’ equity	983,034
$ 1,683,753

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended July 31		Three Months Ended July 31,
	2003	2002	2003	2002

Net sales	$ 44,318	$ 752,147	$ 176,363	$ 243,807
Costs of sales	372,240	559,480	121,061	181,192

Gross profit	172,078	192,667	55,302	62,615

Operating expenses

Selling expenses	55,796	78,575	15,585	15,141
General and administrative expenses	241,692	245,784	73,911	73,002

Total operating expenses	297,488	324,359	89,496	88,143

Net loss from operations	(125,410)	(131,692)	(34,194)	(25,528)

Interest expense	7,337	7,564	2,743	2,870

Net loss	$ (132,747)	$ (139,256)	$ (36,937)	$ (28,398)

Loss per share – basic and diluted	$ (0.001)	$ (0.002)	$ (0.000)	$ (0.000)

Weighted average number of shares	92,388,890	91,000,000	91,000,000	91,000,000

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
(UNAUDITED)
	2003	2002
Cash flows used in operating activities:
Net loss	$ (132,747)	$ (139,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,513	14,322
Bad debts	668	-
Increase (decrease) in cash flows from operating activities resulting from changes in:
Accounts receivable	48,864	24,377
Inventory	614	(143)
Prepaid expenses	1,730	1,283
Security deposits	1,100	-
Accounts payable and accrued expenses	(42,509)	32,392

Net cash used in operating activities	(92,767)	(67,025)

Cash flows used in investing activities:
Purchase of fixed assets	-	(535)

Cash flows provided by (used in) financing activities:
Proceeds from loans payable	115,000	-
Payments reducing capital lease obligations	(24,364)	(21,420)

Net cash provided by (used in) financing activities:	90,636	(21,420)

Net decrease in cash	(2,131)	(88,980)

Cash, beginning of the period	11,718	110,948

Cash, end of period	$ 9,587	$ 21,968

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company provides a variety of film processing, film finishing and image conversion and related services to professional photographers, corporate and institutional clients and to the amateur photography market throughout the New York Metropolitan area. In addition, the Company operates a full service dark-room/laboratory facilities and retail photography services.

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ending October 31, 2002 filed by the Company with the Securities and Exchange Commission on October 20, 2003.

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of results to be expected for the entire year ending October 31, 2003.

NOTE 2 – ACQUISITION

In June 2003, the Board of Directors of the Company approved a “Share Exchange Agreement” with the shareholders of Bladon Studios Limited (“Bladon”), a company organized under the laws of England and Wales, engaged in providing specialty facilities for natural history film and television makers and website design. Pursuant to SFAS 141, the Share Exchange Agreement was accounted for as a “reverse acquisition,” resulting in the Company being accounted for as the “acquired company.”

As part of this agreement the Company issued warrants to the Bladon shareholders to purchase for $100 a total of 940,909,091 shares of the Company’s common stock, which will represent 89% of the Company’s issued and outstanding common stock. These warrants are exercisable when the Company’s Certificate of Incorporation is amended to authorize sufficient shares of its common stock to allow such exercise.

The warrants will terminate and the purchase of Bladon will be rescinded in the event that the amendment to the Company’s Certificate of Incorporation is not completed by June 30, 2004.

The following table provides an analysis of the purchase price of Bladon Studios Limited.
Total purchase price	$1,035,933
Fair value of net asset acquired	1,035,933

Excess of cost over fair value of net assets acquired allocated to goodwill	$ -

Unaudited pro forma operating results for the nine months ended July 31, 2003, for the Company, assuming the acquisition of Bladon occurred on November 1, 2002, are as follows:
Revenues	$ 552,215
Net loss	(186,045)

Loss per share – basic and diluted	$ (0.002)

Pro forma information for the nine months ended July 31, 2002 is not presented since Bladon had no operations prior to November 1, 2002.

NOTE 3 – RECENTLY ISSUED ACCOUNTINGNSTANDARDS

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

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation, Transition, and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 required disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's financial statements. The Company has modified its quarterly reporting, commencing with the quarter ended April 30, 2003 as provided for in the new standard.

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

NOTE 4 – LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

The short-term loan is payable to a stockholder of the Company. The loan is due on demand with interest at 7.5% per annum. Subsequent to July 31, 2003 this stockholder advanced an additional $115,000. This additional advance is due on demand with interest at 7% per annum.

Long-term debt of $324,407 is due to a former shareholder of Bladon and is payable from future cash flow generated by the Company, is non-interest bearing and no payment is expected to be made within the next year.

NOTE 5 – ISSUANCE OF SHARES

On June 30, 2003, Gerald Cohen, a principal stockholder, converted $15,000 of short-term debt into 12,500,000 shares of the Company.

NOTE 6– STATEMENT OF CASH FLOWS – SUPPLEMENTAL DISCLOSURES
	July 31,
	2003	2002

Cash paid during year for interest	$ 6,527	$ 8,926

Non-cash investing and financing activities:
Acquisition of subsidiary
Domain names and website development	$ 1,319,546	-
Plant and equipment	146,790	-
Accounts receivable	9,406
Accounts payable and accrued expenses	(74,596)	-
Capital lease obligations	(40,806)	-
Due to related party	(324,407)	-
Additional paid-in capital	(1,035,933)	-

Short-term debt converted into equity	(15,000)	-
Issuance of capital stock	15,000	-

NOTE 7– SUBSEQUENT EVENTS

In September 2003, the Company entered into a lease for new space, which will expire on September 30, 2008. The lease includes provisions requiring the Company to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts.

Minimum future rents for subsequent years are as follows:
October 31,
2003	$ 12,000
2004	147,000
2005	153,000
2006	158,000
2007	163,000
Thereafter	155,000

$ 788,000

Provided that the Company is not in default, the Company has the option to extend the lease for two additional years until September 30, 2010. The minimum rents during this two-year period will be $175,000 and $181,000 for years ending September 30, 2009 and 2010, respectively.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months and Nine Months ended July 31, 2002 and 2003

The acquisition of Bladon Studios Limited on June 30, 2003 had no material impact on the Company’s Statement of Operations for the periods in question.

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended July 31, 2003 were $176,363 as compared to sales of $243,807 for the corresponding period ended July 31, 2002. The demand for our products and services decreased by $67,444. Total Sales for the nine month period ended July 31, 2003 decreased by $207,829 from the corresponding period ended July 31, 2002; Total Sales for the current nine month period were $544,318 as compared to Total Sales of $752,147 for the nine months ended July 31, 2002. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues. Sales were lower due to the general poor conditions in the photographic marketplace.

The Cost of Sales decreased to $121,061 for the three months ended July 31, 2003 as compared to the reported Cost of Sales of $181,192 for the corresponding period ended July 31, 2002. During the nine months ended July 31, 2003, Cost of Sales decreased by approximately $187,240 from the corresponding period ended July 31, 2002; Cost of Sales for the current nine month period were $372,240 as compared to Cost of Sales of $559,480 for the nine months ending July 31, 2002. Gross profit as a percentage of sales increased from 25.7% to 31.4% for the three month period and from 25.6% to 31.6% for the nine month period.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses remained constant for the three months ended July 31, 2002 and the three months ended July 31, 2003. General and Administrative Expenses for the nine months ended July 31, 2001 decreased to $241,692 from $245,784 for the nine months ended July 31, 2000. Our Selling and Shipping Expenses, remain constant for the three month period. Our Selling and Shipping Expenses for the nine months ended July 31, 2003 were $55,796 as compared to $78,575 for the corresponding period ended July 31, 2002.

Liquidity and Capital Resources

At July 31, 2003 our Company's Cash and Cash Equivalents were $9,587. Our Company had negative working capital of $247,965 ended July 31, 2003. The Company has been subsequently funded by a $115,000 loan from a stockholder and has subsequently reduced the accounts payable by renegotiating payments on the premises we occupy. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

Controls and Procedures

The Company is not required to furnish the information required by item 307 of Regulation S-B until its year ended July 31, 2005.

Item 3. Controls and Procedures

Based upon an evaluation performed within 90 days of this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.
In accord with SEC requirements, the CEO and CFO note that, since the date of their evaluations to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31.1 Chief Executive Officer - Rule 13a-14(a) Certification

31.2 Chief Executive Officer - Rule 13a-14(a) Certification
32.1 Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2 Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

(b)          We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK FILM WORKS INC.

Date: November 7, 2003	/s/ Roger Bailey
Roger Bailey
Chief Executive Officer
/s/ Barrington J. Fludgate
Barrington J. Fludgate
Chief Financial Officer