Form 10QSB
period 2002-04-30
NEW YORK FILM WORKS INC
filed 2003-12-31
CIK 739279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002
or

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

YES |X| NO |  |

As of December 30, 2003, the Registrant had 103,500,000 outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW YORK FILM WORKS, INC.

BALANCE SHEET

APRIL 30, 2002

(UNAUDITED)

ASSETS
Current assets
Cash and cash equivalents	$ 17,854
Accounts receivable, net of allowance
for doubtful accounts of $7,000	90,263
Inventory	13,068
Prepaid expenses	7,210

Total current assets	128,395

Property and equipment, net of accumulated depreciation of $2,387,307	154,847

Security deposits	32,058

$ 315,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 74,015
Current portion of capital lease obligation	30,788
Loan payable	15,000

Total current liabilities	119,803

Capital lease obligation, net of current portion	66,983

Total liabilities	186,786

Stockholders’ equity
Common stock, $.001 par value; 120,000,000 authorized;
91,000,000 shares issued and outstanding	91,000
Additional paid-in capital	3,271,808
Accumulated deficit	(3,234,294)

Total stockholders’ equity	128,514

$ 315,300

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months ended		Six Months ended
	April 30, 2002	April 30, 2001	April 30, 2002	April 30, 2001

Net sales	$ 244,610	$ 302,443	$ 508,340	$ 647,486
Costs of sales	168,770	198,406	378,288	400,792

Gross profit	75,840	104,037	130,052	246,694

Operating expenses:

Selling expenses	29,891	28,944	63,434	68,793
General and administrative expenses	87,436	97,119	172,782	212,801

Total operating expenses	117,327	126,063	236,216	281,594

Net loss from operations	(41,487)	(22,026)	(106,164)	(34,900)

Interest expense	3,087	3,302	4,696	7,383

Net loss	$ (44,574)	$ (25,328)	$ (110,860)	$ (42,283)

Loss per share	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.001)

Weighted average, number of shares	91,000,000	83,500,000	91,000,000	83,500,000

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2002 AND 2001

(UNAUDITED)

	2002	2001

Cash flows from operating activities:
Net loss	$ (110,860)	$ (42,283)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	13,837	19,674
Increase (decrease) in cash flows from
operating activities resulting from changes in:
Accounts receivable	10,790	10,574
Inventory	(180)	(958)
Prepaid expenses	(1,810)	1,533
Security deposits	-	140
Accounts payable and accrued expenses	9,557	(5,881)

Net cash used in operating activities	(78,666)	(17,201)

Cash flows from investing activities:
Purchases of fixed assets	(535)	(13,502)

Cash flows from financing activities:
Payments reducing capital lease obligations	(13,893)	(13,065)

Net decrease in cash	(93,094)	(43,768)

Cash -- beginning of the period	110,948	197,326

Cash --- end of the period	$ 17,854	$ 153,558

Supplemental disclosures of cash flow information:
Interest paid	$ 4,696	$ 7,383

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED APRIL 30, 2002

(UNAUDITED)

		Common	Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

November 1, 2001	91,000,000	$ 91,000	$ 3,271,808	$ (3,123,434)	$ 239,374

Net loss	-	-	-	(110,860)	(110,860)

April 30, 2002	91,000,000	$ 91,000	$ (3,271,808)	$ (3,234,294)	$ 128,514

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

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ending October 31, 2002 filed by the Company with the Securities and Exchange Commission on October 20, 2003.

The accompanying condensed financial statements reflect, in the opinion of management, all adjustments  (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of results to be expected for the entire year ending October 31, 2002.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 3 – SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months and Six Months ended April 30, 2001 and 2002

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended April 30, 2002 were $244,610 as compared to sales of $302,443 for the corresponding period ended April 30, 2001. The demand for our products and services decreased by $57,833. Total Sales for the six month period ended April 30, 2002 decreased by $139,146 from the corresponding period ended April 30, 2001; Total Sales for the current six month period were $508,340 as compared to Total Sales of $647,486 for the six months ended April 30, 2001. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues. Sales were lower due to the general poor conditions in the photographic marketplace.

The Cost of Sales decreased to $168,770 for the three months ended April 30, 2002 as compared to the reported Cost of Sales of $198,406 for the corresponding period ended April 30, 2001. During the six months ended April 30, 2002, Cost of Sales decreased by approximately $22,504 from the corresponding period ended April 30, 2001; Cost of Sales for the current six month period were $378,288 as compared to Cost of Sales of $400,792 for the six months ending April 30, 2001. Gross profit as a percentage of sales decreased from 34.4% to 31% for the three month period and from 38.1% to 25.6% for the six month period.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses decreased to $87,436 for the three months ended April 30, 2002 from $97,119 the three months ended April 30, 2001. General and Administrative Expenses for the six months ended April 30, 2002 decreased to $172,782 from $212,801 for the six months ended April 30, 2001. Our Selling and Shipping Expenses, increased from $28,944 for the three months ended April 30, 2001 to $29,891 for the three months ended April 30, 2002. Our Selling and Shipping Expenses for the six months ended April 30, 2002 were $63,434 as compared to $68,793 for the corresponding period ended April 30, 2001.

Liquidity and Capital Resources

At April 30, 2002 our Company's Cash and Cash Equivalents were $17,854. Our Company had positive working capital of $8,592 ended April 30, 2002. The Company has been funded by a loan of $15,000 from a stockholder. The Company’s cash has been reduced from $110,948 to $17,854. Any projection of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

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

NEW YORK FILM WORKS INC.

Date: December 31, 2003	/s/ Roger Bailey
Roger Bailey
Chief Executive Officer
/s/ Barrington J. Fludgate
Barrington J. Fludgate
Chief Financial Officer