Form 10QSB
period 2002-07-31
NEW YORK FILM WORKS INC
filed 2003-12-31
CIK 739279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002
or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW YORK FILM WORKS, INC.

BALANCE SHEET

JULY 31, 2002

(UNAUDITED)

ASSETS
Current assets
Cash and cash equivalents	$ 21,968
Accounts receivable, net of allowance
for doubtful accounts of $7,000	76,676
Inventory	13,031
Prepaid expenses	7,735

Total current assets	119,410

Property and equipment, net of accumulated depreciation of $2,395,267	150,914

Security deposits	32,058

$ 302,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 96,848
Current portion of capital lease obligation	31,724
Loan payable	15,000

Total current liabilities	143,572

Capital lease obligation, net of current portion	58,692

Total liabilities	202,264

Stockholders’ equity
Common stock, $.001 par value; 120,000,000 authorized;
91,000,000 shares issued and outstanding	91,000
Additional paid-in capital	3,271,808
Accumulated deficit	(3,262,690)

Total stockholders’ equity	100,118

$ 302,382

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended		Nine Months ended
	July 31, 2002	July 31, 2001	July 31, 2002	July 31, 2001

Net sales	$ 243,807	$ 327,853	$ 752,147	$ 975,339
Costs of sales	181,192	201,666	559,480	602,458

Gross profit	62,615	126,187	192,667	372,881

Operating expenses:

Selling expenses	15,141	41,860	78,575	110,653
General and administrative expenses	73,002	91,545	245,784	304,346

Total operating expenses	88,143	133,405	324,359	414,999

Net loss from operations	(25,528)	(7,218)	(131,692)	(42,118)

Interest expense	2,870	4,291	7,564	11,674

Net loss	$ (28,398)	$ (11,509)	$ (139,256)	$ (53,792)

Loss per share	$ (0.000)	$ (0.000)	$ (0.002)	$ (0.001)

Weighted average, number of shares	91,000,000	83,500,000	91,000,000	83,500,000

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2002 AND  2001

(UNAUDITED)

	2002	2001
Cash flows from operating activities:
Net loss	$ (139,256)	$ (53,792)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	14,322	29,551
Increase ( decrease) in cash flows from
operating activities resulting from changes in:
Accounts receivable	24,377	1,435
Inventory	(143)	(77)
Prepaid expenses	1,283	623
Security deposits	-	378
Accounts payable and accrued expenses	32,392	5,851

Net cash used in operating activities	(67,025)	(16,031)

Cash flows from investing activities:
Purchases of fixed assets	(535)	(25,503)

Cash flows from financing activities:
Payments reducing capital lease obligations	(21,420)	(19,908)

Net decrease in cash	(88,980)	(61,442)

Cash, beginning of the period	110,948	197,326

Cash, end of the period	$ 21,968	$ 135,884

Supplemental disclosure of cash flow information:
Interest paid	$ 7,564	$ 11,674

See accompanying notes to the financial statements.

NEW YORK FILM WORKS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JULY 31, 2002

(UNAUDITED)

		Common	Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

November 1, 2001	91,000,000	$ 91,000	$3,271,808	$ (3,123,434)	$ 239,374

Net loss	-	-	-	(139,256)	(139,256)

July 31, 2002	91,000,000	$ 91,000	$3,271,808	$ (3,262,690)	$ 100,118

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

The accompanying condensed financial statements reflect, in the opinion of management, all adjustments  (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of results to be expected for the entire year ending October 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three Months and Nine Months ended July 31, 2001 and 2002

Total Sales include the selling price of the products and services sold by us. Total Sales for the three months ended July 31, 2001 were $327,853 as compared to sales of $243,807 for the corresponding period ended July 31, 2002. The demand for our products and services decreased by $84,046. Total Sales for the nine month period ended July 31, 2002 decreased by $223,183 from the corresponding period ended July 31, 2001; Total Sales for the current nine month period were $752,147 as compared to Total Sales of $975,339 for the nine months ended July 31, 2001. Nearly all of our sales were generated by sales to professional photographers, film dealers and photographic editors of magazines and periodicals. No single customer accounted for 10% or more of our sales revenues. Sales were lower due to the general poor conditions in the photographic marketplace.

The Cost of Sales decreased to $181,192 for the three months ended July 31, 2002 as compared to the reported Cost of Sales of $201,666 for the corresponding period ended July 31, 2001. During the nine months ended July 31, 2002, Cost of Sales decreased by approximately $20,474 from the corresponding period ended July 31, 2001; Cost of Sales for the current nine month period were $559,480 as compared to Cost of Sales of $602,458 for the nine months ending July 31, 2001. Gross profit as a percentage of sales decreased to 25.7% from 38.5% for the three month period and to 25.6% from 38.2% for the nine month period.

Our General and Administrative Expenses consist of payroll, executive and administrative personnel expenses and other general corporate related expenses. Our General and Administrative Expenses was reduced from $91,545 constant for the three months ended July 31, 2001 to $73,002 the three months ended July 31, 2002. General and Administrative Expenses for the nine months ended July 31, 2002 decreased to $245,784 from $304,346 for the nine months ended July 31, 2001. Our Selling and Shipping Expenses was reduced from $41,860 for the three month period ended July 31, 2001 to $15,141and for the nine months ended July 31, 2002 were $78,575 as compared to $110,653 for the corresponding period ended July 31, 2001. The reduction was mainly due to reduced sales in the current quarter.

Liquidity and Capital Resources

At July 31, 2002 our Company's Cash and Cash Equivalents were $21,968. Our Company had negative working capital of $24,162 ended July 31, 2002. The Company has been funded by a $15,000 loan from a stockholder. However, any projections of future cash needs is subject to substantial uncertainty. We finance our operations primarily with existing capital and funds generated from operations.

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